Form 10-K
period 2006-12-31
American Physicians Insurance CO
filed 2007-04-30
CIK 1378026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-137012-01

AMERICAN PHYSICIANS INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Texas	75-1517531
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1301 Capital of Texas Highway, Suite C-300, Austin Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 314-4330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

Aggregate Market Value at March 30, 2007: $0

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $1.00 par value Series a Redeemable Preferred Stock, $1.00 par value	Number of Shares Outstanding At May 1, 2007 10,000,000 10,197.95

Documents Incorporated By Reference

None

AMERICAN PHYSICIANS INSURANCE COMPANY

2006 Annual Report on Form 10-K

AMERICAN PHYSICIANS INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services, or developments; regarding future economic conditions, performance, or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,”  “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

PART 1

ITEM 1.  Business.

General

Effective April 1, 2007, American Physicians Insurance Exchange, or APIE, converted from a reciprocal insurance exchange to a Texas stock insurance company, pursuant to a plan of conversion, and changed its name to American Physicians Insurance Company, or APIC, and pursuant to a merger agreement with American Physicians Service Group, Inc., or APSG, merged with a wholly owned subsidiary of APSG.  As a result of the conversion and merger, APIC became a wholly-owned subsidiary of APSG.  Unless otherwise noted, any references in this report to “APIC”, “APIE”, “Exchange”, “we”, “us”, “our”, and the “Company” means American Physicians Insurance Company.  References in this report to the conversion refer to our conversion from a reciprocal insurance exchange to a stock insurance company, and references in this report to the merger refer to our subsequent merger with APSG.

We are a medical professional liability insurance company that has been writing medical professional liability insurance in Texas since 1975.  We are authorized to underwrite insurance in Texas and Arkansas and are one of the largest writers of medical professional liability insurance in Texas. Approximately 99% of our business is written in Texas. We specialize in writing medical professional liability insurance for physician groups, individual physicians and other healthcare providers. We currently insure approximately 4,775 physicians, dentists and other healthcare providers, predominately located in Texas. We write insurance in Texas primarily through purchasing groups and are not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. We review applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria.

Generally, medical professional liability insurance is offered on either a “claims made” basis or an “occurrence” basis. “Claims made” policies insure physicians only against claims that are reported during the period covered by the policy. “Occurrence” policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. We primarily offer “claims made” policies in Texas and Arkansas.  We also provide for an extended reporting option, or tail policy, which are written on an occurrence basis to policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice. Substantial underwriting losses could result in a curtailment or cessation of our operations. To limit possible underwriting losses, we reinsure our coverage risk between $250,000 and $1,000,000 per medical incident, primarily through certain domestic and international reinsurance companies and currently share in 20% of the profits and losses generated in this reinsurance layer.

Prior to the conversion and merger, we had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. A reciprocal insurance exchange is an entity, similar to a mutual insurance company, which sells insurance to its subscribers and other eligible healthcare providers, who may pay, at the election of the company, in addition to their annual insurance premiums, a contribution to the company’s surplus. These exchanges generally have a need for few, if any, paid employees and, instead, are required to enter into a contract with an “attorney-in-fact” that provides all management and administrative services for the Company. APSG, through a wholly owned subsidiary of APSG, was our attorney-in fact from our inception up until the conversion and merger. The management agreement with APSG provided for full management by the attorney-in-fact of the Company’s affairs under the direction of our board of directors. Subject to the direction of our board, the attorney-in-fact sold and issued policies, investigated, settled and defended claims, and otherwise managed our day to day operations. The attorney-in-fact paid certain salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the management agreement. We were responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.

In consideration for performing services as our attorney-in-fact, the management agreement obligated us to pay management fees to APSG equal to 13.5% of the Company’s earned premiums before payment of reinsurance premiums.  In addition, any pre tax profits of the Company would be shared equally with APSG (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. The management fees paid to APSG were $10,965,100, $11,038,400, and $10,608,800, in 2006, 2005 and 2004, respectively.

We market our products through an established network of independent insurance agents in Texas who have specialized knowledge in our markets and with whom the Company has long-standing relationships.  In addition to utilizing independent agents, the Company generated approximately 20% of our 2006 gross premium and maintenance fees written through policies sold directly to insureds.

Pursuant to the conversion and merger, the management agreement and attorney-in-fact relationship were terminated effective April 1, 2007. At the effective date of the conversion and merger on April 1, 2007, we entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the former members of the Company’s board of directors.  Under the terms of the Advisory Services Agreement, API Advisor will provide us with advisory and consulting services as an independent contractor.  We believe this agreement allows us to retain physician involvement in the Company, continue our philosophy of physicians working for physicians, and ensure the provision of consulting services to the Company by advisors with a strong working relationship of the Company.

At the effective time of the merger, we also entered into a Managing General Agency Agreement, or the MGA Agreement, with American Physicians Insurance Agency, Inc., or APIA, a wholly owned subsidiary of APSG, for the continued management services formerly provided by the attorney-in-fact.  The MGA Agreement provides for the management of the Company by APIA.  APIA is responsible for selling and issuing policies, investigating, settling and defending claims, and otherwise managing our day to day operations.  In consideration for performing its services, APIA will receive a 13.5% management fee based on the Company’s earned premiums (before payment of reinsurance premiums).   APIA will pay salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the MGA agreement. The Company is responsible for the payment of all claims, claims expenses, peer review expenses, director and advisory director fees and expenses, medical director fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.

An organizational chart, effective April 1, 2007, illustrating the relationship between APSG, the Company and API Advisor, as well as other APSG subsidiaries, is shown below. All subsidiaries of APSG are 100% wholly owned. There is no ownership interest of API Advisor by APSG, the Company or any other APSG subsidiary.

Revenues and Industry Information

We derive the majority of our revenues from earned premiums and maintenance fees that result from issuing policies written on a claims-made basis to physicians, physician groups and other healthcare providers as well as income generated from our investment portfolio. We charge both a base premium and a premium maintenance fee on our claims made policies, which offset the costs incurred by the Company to issue and maintain policies. Policies are written for a one-year term and premiums and maintenance fees are earned on pro-rata basis over the term of the policy. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) policy for additional periods of time. These extended period coverage policy premiums are immediately earned when the policy is issued. After the merger, our revenues will continue to be generated from earned premiums and maintenance fees that result from issuing medical professional liability insurance policies to physicians, physician groups and other healthcare providers.

We utilize specific underwriting guidelines in determining whether to issue policy coverage to an individual physician or entity. In evaluating whether to issue a policy, we evaluate a physician’s claims history including the frequency and severity of claims reported, the specialty, practices and procedures, training and board certification, practicing territory, disciplinary actions, requested coverage limits, hospital privileges and other related information. Physicians and other healthcare providers requesting coverage with the Company must complete an application. Based on this risk evaluation, pricing is determined utilizing a rating model that applies specific factors for specialty, territory and policy limits. Certain discounts are available for claims history and group coverage.

Our results from operations are primarily driven by underwriting results, which is measured by subtracting incurred loss and loss adjustment expenses and other underwriting expenses from net earned premiums and maintenance fees. Net earned premiums exclude premiums ceded to reinsurers. Premiums ceded to reinsurers (ceded premiums) represent amounts paid to the reinsurance companies in return for the reinsurance company assuming a portion of the risk. Currently, the reinsurance companies are responsible for any loss in excess of $250,000 per claim. We utilize reinsurance to provide for greater diversification of business, which allows management to control exposure to potential losses arising from large risks, and allows the Company to have capacity for growth.

While underwriting gain (loss) is a key performance indicator of operations, it is not uncommon for a property and casualty insurer to generate an underwriting loss, yet earn profit overall, because of the return on investments (investment income) and realized capital gains.

Investment income is a result of the performance of the Company’s assets invested in fixed income securities and the gains or losses realized on the sale of equity securities. Investment income is impacted by the size of the portfolio and the rate of return, or yield, on the fixed income portfolio.

The cyclical nature of medical malpractice insurers is influenced by many factors, which affect the financial results of the medical malpractice insurance industry, several of which are beyond our control. These factors include, among other things, changes in severity and frequency of claims; changes in applicable laws and regulatory reform; changes in judicial attitudes towards liability claims; and changes in inflation, interest rates, and general economic conditions.

The availability of medical malpractice insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice insurance industry has fluctuated between soft insurance markets and hard insurance markets. In a soft insurance market, competitive conditions drive unfavorable premium rates and underwriting terms and can result in losses for insurance carriers. In a hard insurance market, competitive conditions provide for more favorable premium rates and underwriting terms and can result in profits for insurance carriers.  Beginning in the early 1990s, the medical malpractice insurance industry in Texas and Arkansas operated in a “soft” market. Similarly, soft markets were experienced at the national level. However, beginning in 2001 and continuing throughout 2003, the medical malpractice market hardened, with a large number of carriers withdrawing from the Texas market. Prices for coverage rose substantially due to increasing losses suffered in the industry. With the passage of the tort reform laws in Texas in 2003, many national medical malpractice insurers have re-entered the Texas market causing medical malpractice rates to decrease due to increased competition.  We believe that the current medical malpractice insurance market in Texas can be considered a soft market.

Impact of Tort Reform

On September 13, 2003, Texas voters approved a state constitutional amendment which gives the Texas legislature authority to set limits on damages in medical malpractice and other lawsuits. This coincided with the passage of state legislation which became effective on September 1, 2003 and which places a cap on non-economic damages in medical malpractice cases. Texas law now places a $250,000 cap for all physicians on a per case basis and a $250,000 cap for each health care institution, which collectively cannot exceed $500,000, resulting in an overall “stacked cap” of $750,000 for non-economic damages. It limits damages awarded for plaintiff’s non-economic damages such as damages for mental anguish, pain and suffering, and loss of companionship. However, there is no limit on the amount of economic or actual damages that could be received in a claim or suit. The tort reform legislation also limits liability of physicians in cases involving product liability or mass action cases.

Immediately prior to the effectiveness of these tort reforms, claim counts rose sharply as a result of increased filings by plaintiff attorneys.  We believe that many of the cases filed in the weeks prior to the tort reform effective date, were filed to beat the deadline of tort reform and are without merit. As of December 31, 2006, of the 930 cases reported to the Company for the 2003 report year, 689 claims have been closed without paid damages, and 132 claims, or 14%, have been closed with paid damages. Our historical averages show that approximately 20% of cases closed by report year have paid damages. However, of the 109 cases remaining open from 2003, we believe these cases have substantially more merit and will take time to settle. While we have experienced fewer claims with paid damages to date since the 2003 report year, we have incurred substantially higher amounts of legal expenses in order to properly defend these additional claims.

In 2004, we experienced a substantial drop in the number of new cases reported, down to 382 as compared to 930 in 2003. As a result of this trend, which we believe occurred throughout the Texas medical professional liability market, we began to see early signs of market softening in Texas with the re-entry of large national carriers and the emergence of new carriers into the marketplace.

In 2005, claim counts continued to remain at a low level of 336 reported claims. As a result of this trend, we lowered our rates by an average of approximately 9% in 2005. The rate reductions were supported by independent actuarial analysis.

In 2006, claim counts continued to be lower than pre-tort reform levels; however, we did see an increase over 2005 and 2004 reported claims, which we believe was due to an increase in headcount (number of insured policyholders) from 3,919 at the beginning of 2006 to 4,712 at the end of 2006.  For 2006, a total of 495 claims were reported.

Corporate Strategy

We were founded over 30 years ago with a core principle of “physicians protecting physicians.” The conservative philosophy of our board of directors has allowed the Company to successfully continue its operations throughout several cycles in the marketplace. Our financial objective is to build surplus to ensure long-term viability while maintaining competitive rates in the marketplace. In addition, our philosophy is to set premium rates that are adequate to cover the costs related to protecting and defending our insured physicians. We set premium rates using sound actuarial principles, underwriting and business judgment.  Our board of directors is actively involved in the Company’s operations through its committee structure. Through its underwriting, claims, finance and other committees, our board of directors and the advisory directors provided by API Advisor assist management in setting strategy for the Company.

Our goal is to build upon our position as a leading writer of professional liability insurance in Texas while maintaining our commitment to disciplined underwriting and aggressive claims management. We have fostered a strong culture of aggressively defending claims that we believe have no merit. We aggressively evaluate new claims as to their merit and severity. Severe claims are presented to our physician claims committee for medical practice evaluation and then reviewed for defensibility.

We intend to continue to market our medical malpractice insurance products while maintaining rate adequacy, selective underwriting criteria and effective claims management. We will continue to closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses. We use our investment portfolio to meet our liquidity and profitability needs as well as to maximize after-tax investment returns.

We believe our corporate strategy allows us to compete on a basis other than price alone.  We also believe that our presence and focus in the Texas market allows us to monitor and understand changes in the liability climate which enables us to develop better business strategies in a more timely manner than our competitors. We have sustained financial stability during difficult market conditions through responsible pricing. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance that our policyholders place on our strong financial condition and we intend to manage our business to protect our financial security.

Competition

We compete with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company and the Texas Medical Liability Insurance Underwriting Association (JUA) as well as various self-insurance mechanisms.  These companies are considered our competitors because they are the companies to whom policyholders who cancel their policies with us typically move. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. In premiums written and asset size, the Company is larger than Texas Medical Liability Insurance Underwriting Association.  Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance and The Doctors Company are significantly larger than the Company.  Moreover, with the successful passing of tort reform in late 2003, additional companies have re-entered the Texas market, resulting in further increases in competition.  We believe that our over 30 year presence in Texas and a reputation for quality personalized service allows us to compete effectively against other medical liability insurers.

Regulation

We, as an insurance company, are subject to regulation by the insurance departments of the States of Texas and Arkansas. These regulations strictly limit financial dealings with its officers, directors, affiliates and subsidiaries.  Premium rates, advertising, solicitation of insurance, types of insurance issued and general corporate activity are also subject to regulation by the insurance departments of the States of Texas and Arkansas. In addition, we are subject to insurance department limitations on the type of investments we are allowed to make and must meet certain solvency requirements.

As a condition of its approval of the conversion and merger, and pursuant to its regulatory authority, the Texas Department of Insurance prohibits us from paying dividends on our common stock, or redeeming any of our preferred stock, all of which is held by APSG, in any fiscal year unless and until APSG has complied with certain redemption and dividend payment obligations to the holders of APSG Series A redeemable preferred stock for that year, which redemption and dividend payment obligations were required by the Texas Department of Insurance as a condition to approval of the conversion and merger.  APIC has agreed that, without prior approval of the Texas Department of Insurance, aggregate annual dividends on our common stock and payments made to redeem our preferred stock held by APSG may not exceed the lesser of 10% of our prior year-end policyholder statutory earned surplus or our prior year net income, and in no event may exceed our statutory earned surplus.

The Texas Department of Insurance also requires that, in addition to complying with all requirements relevant to its appointed actuary, we provide 30 days prior written notice to the department for any change in our appointed actuary until such time as APSG has complied with the redemption and dividend payments to the APSG preferred stockholders and obligations.

Finally, we must obtain prior approval from the Texas Department of Insurance of any material change in reserving practices or methodologies, including but not limited to any change in the level of our carried reserves in relation to the appointed actuary’s range or point estimate until such time as APSG has complied with the redemption and dividend payments and obligations to the APSG preferred stockholders.

Refundable Surplus

From our inception through March 1992, as periodically determined and approved by our board of directors, subscribers desiring to purchase insurance through the Company were required from time to time to make refundable deposits. We were initially capitalized through deposits made by subscribers and historically used such deposits to offset significant underwriting losses. Subscribers who made refundable deposits received certificates setting forth the terms of the return of the refundable deposits. Beginning in 1987, the payment of refundable deposits and related accrued interest to subscribers upon cancellation of policies was suspended until, in the opinion of our board of directors and the Texas Department of Insurance, adequate surplus for such payments was available. Our board of directors would propose to the Texas Department of Insurance a partial refund of surplus deposits to former subscribers, subject to the Texas Department of Insurance’s approval. Under these plans, partial refunds were made in years 1989, 1990, 1995, and 1999. However, current subscribers would receive full refunds of their deposit upon death, disability or retirement.

Effective September 3, 2004, as amended on October 11, 2005, the Texas Department of Insurance issued a consent order approving a partial refund program to former subscribers and, under the terms of the order, aggregate payments were made to former subscribers of $200,000 in 2005 and $250,000 in 2004. We did not refund any refundable deposits to former subscribers under the partial refund program in 2006. As of April 1, 2007, the total balance of refundable deposits outstanding was $10,197,900, at which time the balance was extinguished in the merger in exchange for shares of APSG Series A redeemable preferred stock.  Holders of APSG Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on APSG common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of APSG common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016.

Employees

Reciprocal exchanges generally have few, if any, paid employees. At December 31, 2006, we employed two people. The attorney-in-fact provided all other day-to-day management and administrative services for the Company.

At the effective time of the merger on April 1, 2007, we entered into the MGA Agreement with APIA for the continued management services formerly provided by the attorney-in-fact and as such, there were no employees of the Company.

Recent Significant Events

Effective April 1, 2007, we converted from a reciprocal insurance exchange to a Texas stock insurance company, pursuant to a plan of conversion, and changed our name from American Physicians Insurance Exchange to American Physicians Insurance Company, and pursuant to a merger agreement with APSG, merged with a wholly owned subsidiary of APSG.

Item 1A. Risk Factors.

RISK FACTORS

OUR LOSS RESERVES ARE BASED ON ESTIMATES AND MAY BE INADEQUATE TO COVER ACTUAL LOSSES.

As a risk bearing insurance entity, we must establish and maintain reserves for our estimated liability for losses and loss adjustment expense. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to the Company. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim closure patterns under current facts and circumstances. We periodically review our established reserves and may adjust reserves based on the results of these reviews. These adjustments could be significant. If we change our estimates, these changes are reflected in results of operations during the period in which they are made.

IF WE DO NOT EFFECTIVELY PRICE OUR INSURANCE POLICIES, FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

Our premium rates are established when coverage is initiated and based on factors which include estimates of expected losses generated from the policies the Company underwrites. As do most medical malpractice insurance carriers, we analyze many factors when pricing a policy, including the policyholder’s prior loss history, medical specialty and practicing territory. Inaccurate information regarding a policyholder’s past claims experience puts us at risk for mispricing our policies. When initiating coverage on a policyholder, we must rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims exposure. If the claims information is not accurately stated, we could underprice our policies by using claims estimates that are too low. As a result, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums.

RELIANCE ON KEY EXECUTIVES AND KEY ACCOUNTS COULD AFFECT OUR RESULTS OF OPERATIONS.

We believe that our success depends on the efforts and abilities of a relatively small group of executive personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We have identified our key executives as Maury Magids, President and Chief Operating Officer of the Company, and Marc Zimmermann, Senior Vice President, Secretary of the Board and Chief Financial Officer of the Company.  We do not maintain key man life insurance on any of our key executives. Additionally, a loss of one or more key insured accounts is possible and could have a material adverse effect upon earnings. We also have a large concentration of our business through one insurance agency. This agency represents 44.9% of our in force business as of December 31 2006. While we believe that we have a good relationship with this agency, the loss of their business would have a material impact on our operations.

WE OPERATE IN HIGHLY COMPETITIVE BUSINESSES AGAINST COMPETITORS WITH GREATER FINANCIAL, MARKETING, TECHNOLOGICAL, PERSONNEL AND OTHER RESOURCES.

The industry in which we operate is highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. Substantially all of our revenue is attributable to earned premiums and can be adversely affected by competition faced by the Company.  We compete with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company and the Texas Medical Liability Insurance Underwriting Association (JUA). Moreover, with the successful passing of tort reform legislation in late 2003, additional companies have re-entered the Texas market, resulting in further increases in competition.  There can be no assurance that we will be able to continue to compete successfully.

WE ARE EXPOSED TO RISK IN OUR INVESTMENT ACTIVITIES.

We are principally exposed to three types of market risk related to our investment operations: credit risk, interest rate risk and equity price risk.

We have exposure to credit risk primarily as a holder of investment grade fixed income securities. However, even investment grade securities can rapidly deteriorate and result in significant losses.

The value of the fixed income securities is also subject to interest rate risk. As market interest rates decrease, our portfolio value increases with the opposite holding true in rising interest rate environments.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

OUR MEDICAL MALPRACTICE INSURANCE BUSINESS WILL BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

Insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than stockholders. In addition to the amount of dividends and other payments that can be made by the Company, these regulatory authorities have broad administrative and supervisory power relating to licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to insurance customers.

These regulations may impede or impose burdensome conditions on rate increases or other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Also, our ability to grow through premiums and additional capacity could be limited due to surplus and risk-based capital requirements under the financial regulatory guidelines of the Texas Department of Insurance.

OUR REVENUES AND OPERATING PERFORMANCE MAY FLUCTUATE WITH INSURANCE BUSINESS CYCLES.

Growth in premiums written in the medical professional liability industry has fluctuated significantly over the past 10 years as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability industry of insurers and reinsurers which also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, followed by periods of capital shortage, lesser competition and increasing premium rates.

MARKET CONDITIONS COULD CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE FOR THE COMPANY.

As part of our overall risk management strategy, we currently purchase reinsurance for amounts of risk from $250,000 up to $1,000,000. If we are unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates, we may be adversely affected by losses or have to reduce the amount of risk we underwrite. Our inability to maintain, obtain or renew insurance coverage could then have a direct adverse effect on our results of operations and financial condition.

GEOGRAPHIC CONCENTRATION MEANS THAT OUR PERFORMANCE MAY BE AFFECTED BY ECONOMIC, REGULATORY AND DEMOGRAPHIC CONDITIONS OF OUR OPERATIONS WITHIN THE STATE OF TEXAS.

Because our business is concentrated primarily in Texas, adverse developments in Texas may have a disproportionately greater affect on insurance operations than they would have if we did business in more diverse markets.

CHANGES IN THE HEALTH CARE INDUSTRY COULD HAVE A MATERIAL IMPACT ON OUR INSURANCE OPERATIONS.

We currently derive substantially all of our medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has recently been focused on reforming the healthcare industry at both the federal and state levels. In recent years, a number of factors related to the emergence of managed care have negatively impacted or threatened to impact the practice of medicine and economic independence of medical professionals. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with provider-supported organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical professional liability insurance purchasing decision and could reduce our medical professional liability premiums as groups of insurance purchasers may be able to retain more risk.

THE PASSAGE OF TORT REFORM AND THE SUBSEQUENT REVIEW OF SUCH LAWS BY THE COURTS COULD HAVE A MATERIAL IMPACT ON THE COMPANY.

Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection. Texas enacted legislation in 2003 specifically directed at medical malpractice liability insurance reform. Among the more significant aspects of the legislation were caps on non-economic damages and caps on non-economic damages against a single institution and against all health-care institutions combined.

While the effects of tort reform would appear to be generally beneficial to the Company, such reforms may not ultimately be upheld by the courts in the various states. Further, if tort reforms are effective, the business of providing professional and other liability insurance may become more attractive, thereby causing an increase in competition for the Company. In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities that may be detrimental to the Company such as expanded coverage requirements and premium rate limitations or rollbacks. Also, the tort reform legislation, and the caps on non-economic damages, could change as a result of challenges in the courts or by future legislation.

IF WE ARE UNABLE TO OBTAIN A FAVORABLE FINANCIAL STRENGTH RATING, IT MAY BE MORE DIFFICULT FOR US TO WRITE NEW BUSINESS OR RENEW OUR EXISTING BUSINESS.

Third party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. These ratings are not recommendations to buy, sell, or hold any security.

Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. The inability of the Company to obtain a meaningful rating within a reasonable period of time could adversely affect our ability to sell insurance policies and inhibit us from competing effectively. If market conditions for our insurance become more competitive, competitors with higher financial strength ratings might have a competitive advantage. These results could have a material adverse effect on our results of operations and financial condition.

THE UNPREDICTABILITY OF COURT DECISIONS COULD HAVE A MATERIAL IMPACT ON OUR RESULTS OF OPERATIONS.

Our results of operations may be adversely affected by court decisions that expand the liability on our policies after they have been issued and priced or by a judiciary decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related reserves. Additionally, a significant jury award, or series of awards, against one or more of our insureds could require the Company to pay large sums of money in excess of its reserved amounts. Our policy to aggressively litigate claims against our insureds that we consider unwarranted or claims where settlement resolution cannot be achieved may increase the risk that we may be required to make such payments.

We could become subject to claims for extra-contractual obligations or losses in excess of policy limits in connection with its policyholders’ insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. We currently maintain insurance in the form of a component of our ceded reinsurance for such occurrences, which serves to mitigate exposure to such claims. However, the assertion of multiple claims for extra-contractual obligations in a single year or one or more large claims in a single year could result in potential exposure materially in excess of insurance coverage or in increased costs of such insurance coverage. Such occurrences could have a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We do not lease any property. All property is leased directly by our parent company, APSG.  APSG leases approximately 32,000 square feet of office space in an office project at 1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas as its principal executive offices.  Of the total 32,000 square feet leased by APSG, we occupy approximately 20,000 square feet.

APSG also leases approximately 1,200 square feet of office space for the Company at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

Item 3.   Legal Proceedings

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have an adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Prior to the conversion and merger, we were a reciprocal insurance exchange and had no security holders.  Our subscribers had the right to vote on certain matters, including the election of directors.  Effective June 1, 2006, our subscribers re-elected Dr. William J. Peche, Dr. Gregory M. Jackson and Dr. Thomas Eades, whose terms expired in 2006, as directors for an additional three-year term. In addition, our subscribers elected two new nominees to the board, Mr. Duane Boyd and Dr. Michael L. Green each for a three-year term. There were no other matters that were submitted to vote of our subscribers during the twelve months ended December 31, 2006.

On March 22, 2007, a special meeting of our subscribers was held to approve the plan of conversion and plan of merger.  Over 77% of all eligible subscribers responded, with votes in favor of the transaction of over 96% of the votes cast.  The conversion and merger closed effective April 1, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Equity and Related Stockholder Matters

In 2006, we had no outstanding equity securities.

As of April 1, 2007, the Company’s shares were registered, but not listed on a national exchange.  All 10,000,000 of our common shares and 10,197.95 of our Series A redeemable preferred shares outstanding are owned by APSG through its wholly owned subsidiary, APS Insurance Services, Inc.

 Authorized Capital Stock

Our authorized capital stock consists of 10,010,000 shares of common stock, par value $1.00 per share, and 15,000 shares of preferred stock, par value $1.00 per share.

 Common Stock

The holders of common shares shall be entitled to one vote for each share on each matter submitted to the shareholders on which the holders of common shares are entitled to vote.  Except as otherwise provided by law or the articles of incorporation, at any annual or special meeting of the shareholders of common shares shall have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the shareholders. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Subject to the right of the holders of preferred shares and pursuant to the regulatory authority of the Texas Department of Insurance, the holders of common shares shall be entitled to receive such dividends and distributions when, as and if declared thereon by resolution of our board of directors from time to time out of any assets of the Company legally available thereof.

In the event of liquidation, each share of common stock is entitled to share pro rata in any distribution of our assets after payment or providing for the payment of liabilities and any liquidation preference of any outstanding preferred stock.

Preferred Stock

Our preferred shares consist of a series designated as the Series A redeemable preferred stock.  Shares of Series A redeemable preferred stock are non-certificated shares. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of Series A redeemable preferred stock have no preemptive rights and no voting rights. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016.  In the event of any liquidation, the holders of Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Upon any redemption of shares of the Series A Redeemable Preferred Stock, the shares of the Series A redeemable preferred stock so redeemed shall be cancelled and shall revert to authorized but unissued preferred shares, undesignated as to series, and the number of preferred shares that the Corporation shall have authority to issue shall not be decreased by such redemption.

Impact of Regulatory Authority of the Texas Department of Insurance on Common and Preferred Shares

Pursuant to its regulatory authority, the Texas Department of Insurance will prohibit us from paying dividends to APSG on our common stock, or redeeming any of our preferred stock that will be held by APSG, in any fiscal year unless and until APSG has complied with the redemption and dividend payment obligation to the holders of APSG Series A redeemable preferred stock for that year. Furthermore, APIC has agreed that, without prior approval of the Texas Department of Insurance, aggregate annual dividends on our common stock and payments made to redeem our preferred stock held by APSG may not exceed the lesser of 10% of our prior year-end policyholder statutory earned surplus or our prior year net income, and in no event may exceed our statutory earned surplus.

Market for Our Equity

Prior to the conversion and merger, we were a reciprocal exchange and therefore did not have any capital stock, were not listed on any national stock exchange and had no stock options issued or outstanding.  Since the conversion and merger on April 1, 2007, all classes of our outstanding capital stock have been owned by APSG, and have not been listed on any stock exchange, and we have issued no stock options.  We have paid no dividends since 1984.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial and operating data for the Company. The income statement data set forth below for each of the years in the three-year period ended December 31, 2006 and the balance sheet data as of December 31, 2006 and 2005 are derived from the audited financial statements of the Company included elsewhere herein and should be read in conjunction with, and are qualified by reference to, such statements and the related notes thereto. The income statement data for the year ended December 31, 2003 and the balance sheet data for the year ended December 31, 2004 are derived from the audited financial statements of the Company.  The income statement data for the year ended December 31, 2002, and the balance sheet data as of December 31, 2003 and 2002, are derived from unaudited financial statements of the Company which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All selected data are presented in accordance with Generally Accepted Accounting Principals (“GAAP”).

Selected Condensed Consolidated Historical Financial and

Operating Data of American Physicians Insurance Exchange

			Year Ended December 31,
SELECTED FINANCIAL DATA	2006	2005	2004	2003	2002
			(in thousands)
Selected Income Statement Data
Gross premiums and maintenance fees written	$74,833	$79,301	$84,571	$70,994	$58,815
Premiums ceded	(4,709)	(12,885)	(12,878)	(10,352)	(7,595)
Net premiums and maintenance fees earned	70,859	64,183	64,616	52,844	38,168
Investment income, net of investment expenses	6,466	5,131	4,089	3,119	3,300
Realized capital gains (losses), net	6	552	608	(185)	(214)
Total revenues	77,331	69,866	69,313	56,148	41,254
Losses and loss adjustment expenses	38,970	43,976	48,655	44,546	29,616
Income from operations	24,148	13,219	9,237	1,904	1,425
Net income	$15,751	$9,031	$5,815	$692	$1,541

Selected Balance Sheet Data
(as of)
Total investments	$139,801	$113,233	$97,874	$78,539	$54,664
Total assets	206,318	174,833	145,728	123,520	102,439
Reserve for losses and loss adjustment expenses	110,089	95,372	69,445	63,713	54,187
Refundable subscriber deposits	10,227	10,568	11,001	11,461	11,578
Total liabilities	171,600	155,591	133,827	117,616	97,267
Total members’ equity	$34,718	$19,242	$11,901	$5,904	$5,172

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The conversion and the merger became effective April 1, 2007.

We have been in continuous business since we were formed in 1975.  We are licensed to operate in the states of Texas and Arkansas and have been dedicated to providing professional liability insurance protection to our policyholders for the last 30 years.

Prior to the conversion, we operated as a reciprocal insurance exchange, which is an organization under which policyholders (members) effectively exchange insurance contracts and thereby insure each other and become members of the exchange. Since inception, we have been managed by APSG, directly or through a wholly owned subsidiary, subject to the direction of our board of directors.

We principally write professional liability insurance coverage for physician groups, individual physicians and other healthcare providers in the states of Texas and Arkansas. As of December 31, 2006 we insured 4,712 physicians, dentists and other healthcare providers, substantially all of which are in Texas. Most of our coverage is written on a “claims-made and reported” basis. Coverage is provided only for claims that are first reported to the Company during the insured’s coverage period and that arise from occurrences during the insured’s coverage period. We also make extended, or tail, coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured’s coverage period, but that are first reported to us after the insured’s coverage period and during the term of the applicable tail coverage.

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with GAAP. The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the accompanying financial statements are the reserve for losses and loss adjustment expenses, death, disability and retirement reserves, provision for federal income taxes, reinsurance premiums recoverable/payable and premiums ceded. Other critical accounting policies include revenue recognition, deferred policy acquisition costs and refundable deposits.

We consider the following accounting policies to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on the financial statements.

Reserve for Loss and Loss Adjustment Expense. Loss and loss adjustment expense reserves represent management’s best estimate of the ultimate costs of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using actuarial analysis. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the company’s assessments of facts and circumstances then known, review of historical settlement patterns, estimates in trends in loss severity, frequency, legal theories of liability and other factors. Other factors include the nature of the injury, the judicial climate where the insured event occurred, and trends in health care costs. In addition, variables in reserve estimation can be affected by both internal and external events, such as economic inflation, legal trends and legislative changes. The estimation of medical professional liability loss and loss adjustment expense is inherently difficult. Injuries may not be discovered until years after an incident, or a claimant may delay pursuing recovery for damages. Medical liability claims are typically resolved over an extended period of time, often five years or more.

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revisions. The difficulty in estimating probable future loss payouts includes many factors but some of the more important elements include: the adversarial nature of the legal system may limit access to timely information extending the length of time it may take to reach a settlement or fully litigate a claim; the large amount of frivolous claims sometimes reaching up to 80% of the total filed claims make it important to fully evaluate each claim for its merit; the medical science and expertise required to fully evaluate a claim can be very expensive thus making it harder to fully evaluate the potential claim upon initial receipt; the access to and quality of patient records can impact the probability of estimates; the level of personal emotions can run high when a medical claim involves significant injury or loss of life; and the estimates of economic losses associated with a medical injury can fluctuate widely base upon age, future financial earning capacity and many other criteria that have been subjectively interpreted by the judicial system. Management performs an in-depth review of the reserve for unpaid losses and loss adjustment expenses on a semi-annual basis with assistance from its outside consulting actuary. Management continually reviews and updates the data underlying the estimation of the loss and loss adjustment expense reserves and we make adjustments that we believe the emerging data indicates. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed.

Loss and loss adjustment expense represents the largest component of expense of the insurance operations of the Company. In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and loss adjustment reserves, it is also important to understand that the medical professional liability sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For example, in 2006, which ended with 4,712 policyholders, we paid a total of $9,684,000 in paid damages on 94 claims. Even a relatively small change in the number of claims expected to be paid (i.e. frequency) or a relatively small percentage change in the average cost per claim (i.e. severity) could have a significant impact on reserves and correspondingly, our financial position and results of operations. This is also the case for other key assumptions as well, such as the frequency of reported claims that will ultimately close with paid damages versus those that will close without paid damages. Historically, we have closed over 80% of claims with no paid damages. In addition, due to the relatively small number of claims ultimately resulting in paid damages and the average cost per claim, any change in trends such as legislative changes resulting in tort reform, claims handling procedures, economic inflation and other factors could result in a significant change in the reserve estimate. The table immediately below for reserve activity as well as the 10 year development table located in the “Liquidity and Capital Resources and Financial Condition” section of this document shows the effects that changing claim trends have had on our year by year estimates for prior year incurred losses and loss adjustment expenses.

The following table reflects the activity in the liability for reserve for losses and loss adjustment expenses showing the changes for the twelve month periods beginning January 1, 2004 and ending December 31, 2006.

	2006	2005	2004
Reserve for losses and loss adjustment expenses—January 1	$95,372	$69,445	$63,713
Less reinsurance recoverable on paid losses and unpaid losses	27,850	11,203	14,980
Net balance—January 1	67,522	58,242	48,733
Incurred—net of reinsurance—related to:
Current years	43,431	28,261	29,305
Prior years	(4,461)	15,715	19,350
Net incurred	38,970	43,976	48,655
Paid—net of reinsurance—related to:
Current years	4,820	4,062	4,181
Prior years	20,074	30,634	34,965
Net paid	24,894	34,696	39,146
Net balance— December 31	81,598	67,522	58,242
Plus reinsurance recoverable on paid losses and unpaid losses	28,491	27,850	11,203
Reserve for losses and loss adjustment expenses—December 31	$110,089	$95,372	$69,445

Incurred—net of reinsurance for the current years depicts loss and loss adjustment expense incurred during that year and related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years. As noted in the table above, we decreased our incurred loss and loss adjustment expense for prior year development by $4,461,000 for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, we increased our incurred loss and loss adjustment expense for prior year development by $15,715,000 and $19,350,000, respectively.

During 2006, our current accident year loss and loss adjustment expenses increased as a result of the increase in the number of claims filed in 2006 and the growth in the number of policyholders as compared to prior year’s levels. The favorable development of prior-year claims during 2006 was the result of a reevaluation of all our open claims and trend assumptions. During 2003, tort reform was passed in Texas effecting medical professional liability insurance, which caused a significant increase in claims filed that year. The full impact of those claims was not fully known at that time. The favorable development of prior-year claims of $4,461,000 was primarily the result of 2004 and 2005 report year loss severity falling below expectations. Additionally, the number of claims closed with indemnity for the 2004 and 2005 report years were less than prior estimates.

During 2005, we continued to review the impact of tort reform and while current accident year reported claims were substantially lower, loss costs and legal expenses on prior-year claims continued to trend significantly higher. We determined that the effect of tort reform not only increased the number of claims reported in 2003, but also increased the cost of litigating remaining open cases for other open prior accident years. As a result, during 2005, we continued to increase incurred loss and loss adjustment expense reserves related to prior accident years by $15,715,000. The net incurred increase in claim estimates related to prior years did not result in any direct accrual of additional premiums nor did it result in any additional ceded premiums during 2005 and 2004.

During 2004, after careful evaluation of open claims and trend assumptions, we determined that the length of time needed to litigate 2003 pre-tort reform claims would continue to increase due to the potential financial impact of these claims in relation to post-tort reform claims. As a result, we increased the estimate for ultimate losses and loss adjustment expenses for claims incurred in 2003 and prior years by $19,350,000.

We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherently uncertain process involving loss and loss adjustment expense reserve estimates including but not limited to the future development settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid damages in the future may yield a materially different amount than currently reserved – favorable or unfavorable. While management believes that the estimates for loss and loss adjustment expense reserves are adequate as of December 31, 2006, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

If reserves ultimately prove to be too high, then the excess amount will be recognized as a reduction to loss and loss adjustment expenses in the current period of operations that the change in estimate is made. If reserves prove to be inadequate in the future, we would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse affect on our results of operations and financial condition. These specific risks described above, combined with the variability that is inherent in any reserve estimate, could result in significant positive or adverse deviation from our carried reserve amounts.

Reinsurance

Premiums Ceded. We enter into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by the Company.  In return, we agree to pay a premium to the reinsurers.  We utilize reinsurance to provide for greater diversification of business, which allows management to control exposure to potential losses arising from large risks, and allows us to have additional capacity for growth.

Under its primary professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. The excess of loss treaty provides coverage for losses in excess of the Company’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with the Company retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2006 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is “swing-rated” or experience rated on a retrospective basis. The swing-rated contract is subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

To the extent that estimates for unpaid losses and loss adjustment expenses change, the amount of swing rated reinsurance premiums may also change. The ceded premium estimates are based upon management’s estimates of ultimate losses and loss adjustment expenses and the portion of those losses and loss adjustment expenses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, these estimates may vary significantly from the ultimate outcome. In addition to the in-depth review of reserves for unpaid losses and loss adjustment expenses, on a semi-annual basis, we also have our outside consulting actuary review development in the reinsurance layer or excess of $250,000 retention for each open swing-rated treaty year. We review these estimates and any adjustments necessary are reflected in the period in which the change in estimate is determined. Adjustment to the premiums ceded could have a material effect on our results of operations for the period in which the change is made. In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis, give rise to an asset, other amounts receivable under reinsurance contracts or a liability, funds held under reinsurance treaties. Furthermore, each variable premium treaty requires a 24 or 36-month holding period before any cash can be returned to the Company or paid to the reinsurers.

For the year ended December 31, 2006, we recorded favorable net development of $7,743,000 as a result of lower estimated ceded premiums for treaty years 2002 through 2005. In addition, as of December 31, 2006, we have recorded an asset, other amount recoverable under reinsurance contracts of $8,726,000 and a liability, funds held under reinsurance treaties of $4,003,000 which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2006 treaty years as compared to the amounts paid on a provisional basis.

The effect of reinsurance on premiums written and earned is as follows (in thousands)

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct premium and maintenance fees including converted surplus deposits	$74,833	$75,746	$79,301	$76,948	$84,571	$77,027
Assumed	—	—	—	—	—	—
Ceded	(4,709)	(4,887)	(12,885)	(12,765)	(12,878)	(12,411)

Net premiums	$70,124	$70,859	$66,416	$64,183	$71,693	$64,616

Reinsurance Recoverables. Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoveries are the estimated amount of future loss payments that will be recoverable from reinsurers, and represent the portion of losses incurred that are estimated to be allocable to reinsurers.

There are several factors that can directly impact the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed above related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses above $250,000 the trends related to severity significantly impact this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim. Furthermore, tort reform in Texas has been in effect since the latter part of 2003 and has lowered claim counts but the trends of severity payouts are only beginning to emerge. Additional deviations in the data such as changes in specialties, limits or territories can make forecasting a long tail business such as medical professional liability insurance difficult. Insurance product lines are classified as either short tail or long tail based on the average length between the insured event under a policy and the final resolution of those claims. Short tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time (long tail) before the final resolution, such as medical professional liability, the greater the exposure to estimation risk and hence the greater the estimation uncertainty.

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity, frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to loss and loss adjustment expense in the reinsurance layer is adequate based on reported and open claim counts, there can be no assurance that additional significant reinsurance reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. We require letters of credit from any reinsurance company that does not meet certain regulatory requirements, and or credit ratings. As of December 31, 2006, all of our reinsurance contracts were with companies in strong financial condition with an AM Best rating of A are better or have established letters of credit to cover potential claims, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable.

Unsecured reinsurance recoverables at December 31, 2006 and December 31, 2005, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

	December 31, 2006	December 31, 2005
Transatlantic Reinsurance	$4,550	$3,872
Swiss Reinsurance	16,897	16,791

Both Transatlantic Reinsurance and Swiss Reinsurance are AM Best rated A+ (Superior).

Deferred Policy Acquisition Costs. The costs of acquiring and renewing insurance business that vary with and are directly related to the production of such business are deferred and amortized ratably over the period the related premiums are earned. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred acquisition costs are recorded net of ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made.

Death, Disability, and Retirement Reserves. We have established a death, disability, and retirement reserve for policyholders, which is intended to set aside a portion of the policy premium to account for the coverage provided for the extended reporting period or tail coverage offered by the Company upon the death and/or disability and/or retirement of a policyholder which is provided at no additional cost to the policyholder. The death, disability and retirement reserve is included in unearned premiums.

Refundable Deposits. We were initially capitalized by contributions from our subscribers. While no new deposits have been required since 1992, we have an obligation to repay these amounts and have classified these as a liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No.150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity. Additionally, see Note 8 of our audited financial statements included herein for more complete information. Effective with the conversion and merger, the remaining balances of refundable deposits were extinguished in exchange for APSG Series A redeemable preferred stock.

Revenue Recognition. We issue policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. We charge both a base premium and a premium maintenance fee. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro-rata basis over the term of the policy. Premium maintenance fees are charged to offset the costs incurred by the Company to issue and maintain policies. Unearned premiums and maintenance fees are determined on a monthly pro-rata basis. Upon termination of coverage, members may purchase an extended reporting period (tail) endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believes it is more likely than not our deferred tax assets will be fully recovered.

 Results of Operations

Overview and Business Outlook

We delivered positive results in 2006 and 2005, despite rate decreases in both years, which lowered gross premiums and maintenance fees written. Despite lower premiums, improvements in the Company’s terms on reinsurance contracts coupled with lower loss and loss adjustment expenses post-tort reform allowed us to deliver positive income from operations and net income after taxes. For the years ended 2006, 2005 and 2004, we had income from operations of $24,148,000, $13,218,000 and $9,237,000, respectively and net income, after taxes of $15,751,000, $9,031,000 and $5,815,000, respectively.

In 2004 and 2005, reported claims counts were substantially lower than pre-tort reform years. Prior to September 1, 2003, the effective date of the new tort reform law, we saw claim counts rise sharply as a result of increased filings. In 2003, 2004 and 2005, after careful evaluation of open claims and trend assumptions, we increased our loss and loss adjustment expense substantially for prior year development on pre-tort reform claims based on the potential impact of these claims in relation to post-tort reform claims and the associated cost of litigation. We believe that the full impact of tort reform will not be known for several years since many cases filed prior to the effective date of the tort reform laws still remain open. In addition, the full impact of the non-economic cap on damages itself is still unknown since many of the post-tort reform cases are still in litigation and remain open.

As compared to historical levels in 2003 and prior years, current trends indicate that lower claim counts continued throughout 2006. However, claim counts for the year ended December 31, 2006 have increased as compared to the same period in 2005 and 2004. We believe this increase is related to a growth in the number of insureds during 2006.  For the 2006 year, 495 claims were reported, as compared to 336 reported claims for 2005 and 382 reported claims for 2004. We expect that personal injury attorneys will increase their claims filings since the environment has stabilized since tort reform and will also explore new ways to assert these claims. Loss adjustment expenses are those expenses incurred in defending claims and primarily consist of attorney’s fees. We anticipate these fees will increase as we incur defense expenses on the higher claim counts due to the increased numbers of insureds.

Since the passage of tort reform, rate adequacy and growth in policy count have allowed us to report significant income from operations and net income, and while we remain optimistic about the results from operations for 2007, these record financial results will not be sustainable long-term. In light of favorable developments in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 9% in 2005 and on average approximately 18% in 2006. We have seen an increase in competition by both existing professional liability carriers as well as new entrants into the marketplace. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. Many of the new entrants have been aggressive in seeking new business and are willing to compete on price. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we will face increased competition throughout 2007, but will continue to price insurance products at rates believed to be adequate for the risks assumed.

2006 Compared to 2005

Gross premiums and maintenance fees written for the years ended December 31, 2006 and December 31, 2005 totaled $74,833,000 and $79,301,000, respectively. While we increased the number of insured physicians by 793 from 3,919 at December 31, 2005 to 4,712 at December 31, 2006, the increase in headcount has been offset by rate decreases of approximately 18% in 2006. The growth in additional policyholders has occurred as a result of increased marketing efforts.

Premiums ceded decreased from $12,885,000 for the year ended December 31, 2005 to $4,709,000 for the year ended December 31, 2006. The decrease of $8,176,000 in premiums ceded is primarily the result of lower estimated ceded premiums for treaty years 2002 through 2005 related to profit sharing provisions of these treaties. The Company, supported by independent actuarial reviews continually monitors the development of claims subject to reinsurance and adjusts the reinsurance premium ceded for the estimated profit sharing provision based on claims development in the reinsurance layer. We enter into reinsurance contracts, which provide coverage for losses in excess of the Company’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The reinsurance contracts for 2002 through 2006 contain variable premium ceding rates based on loss experience. The actual percentage rate charged by reinsurers under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.  During 2006 we lowered the estimated ceding rates for prior treaty years 2002 through 2005, which caused us to recognize $7,743,000 in positive development as a reduction in ceded premium.  Additionally, ceded premiums decreased year over year due to the Company retaining 10% of any claim in excess of $250,000 for the 2006 reinsurance treaty. We did not retain any excess on the 2005 treaty.  We are retaining this additional risk in the reinsurance layer in excess of $250,000 based on decreases in claims since the passage of tort reform legislation in 2003. In addition, ceded premiums are lower for the current period due to lower earned premiums in 2006 as compared to 2005. Offsetting these above decreases in ceded premiums was an increase in premium ceded of $979,000 related to increased claim and loss activity in 2006 as compared to 2005.

Net premiums and maintenance fees earned increased $6,676,000 to $70,859,000 for the year ended December 31, 2006 from $64,183,000 for the year ended December 31, 2005. The increase is primarily the result of a decrease in premiums ceded discussed above. Additionally, higher net earned premiums and maintenance fees are the result of an increased number of insured physicians purchasing extended reporting coverage upon cancellation. Total extended reporting period coverage endorsement premiums were $2,713,000 for the year ended December 31, 2006 as compared to $2,510,000 for the same period in 2005. The increase in extended reporting coverage endorsement premiums is primarily attributable to one large physician group terminating coverage and purchasing an extended reporting period coverage endorsement. These increases were offset by the earn-out of written premiums which decreased $4,468,000 from $79,301,000 for 2005 to $74,833,000 for 2006 due primarily to rate decreases.

Investment income, net of investment expenses, increased $1,335,000 to $6,466,000 for the year ended December 31, 2006, compared to $5,131,000 for the year ended December 31, 2005. Our invested asset portfolio increased from $113,233,000 at December 31, 2005 to $139,801,000 at December 31, 2006 resulting in the increase in investment income. The increase in invested assets resulted primarily from positive net cash flow from operating activities of $28,448,000 for 2006.

Loss and loss adjustment expense decreased by $5,006,000 from $43,976,000 for the year ended December 31, 2005 to $38,970,000 for the year ended December 31, 2006. The decrease of $5,006,000 is the result of the following factors. First, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, we increased current accident year loss and loss adjustment expenses by $15,170,000 as a result of the increase in the number of claims filed in 2006 and the growth in the number of policyholders as compared to 2005. For the year ended December 31, 2006, 495 claims were reported as compared to 336 reported claims for 2005. Additionally, we increased the number of policyholders from 3,919 as of December 31, 2005 to 4,712 as of December 31, 2006. Claims open at December 31, 2006 were 809, an increase of 107 over the prior year end. The increase in the number of open claims is primarily the result of increased claims opened during the current year. Second, we re-evaluated all open claims and trend assumptions for prior year open claims. As a result of this review, in consultation with the Company’s outside independent actuary, we recorded favorable development of $4,461,000 for the year ending December 31, 2006 related to prior years as compared to unfavorable development of $15,715,000 for the year ending December 31, 2005. The favorable development of prior-year claims in 2006 was primarily the result of 2004 and 2005 report year loss severity falling below expectations. Additionally, the total number of claims closed with indemnity for the 2004 and 2005 report years were developing favorably from prior estimates.

Other underwriting expenses for the year ended December 31, 2006 increased by $1,485,000 to $14,253,000 from $12,768,000 for the year ended December 31, 2005. These expenses consist primarily of management fees, commissions to agents, premium taxes and general operating expenses. Legal, auditing and other professional and advisory fees increased by $1,118,000 due to expenses incurred related to the conversion and merger of the Company with APSG. Commissions paid to agents increased $273,000 due to higher effective commission rates during the current year in order to generate new business and retain existing business.

Income from operations increased $10,929,000 from $13,219,000 for the year ended December 31, 2005 to $24,148,000 for the year ended December 31, 2006. Income from operations increased based on the increases in net earned premiums and investment income and a decrease in loss and loss adjustment expenses partially offset by an increase in other underwriting expenses. Net income was $15,751,000 for the year ended December 31, 2006 as compared to $9,031,000 for the year ended December 31, 2005.

2005 Compared to 2004

Gross premiums and maintenance fees written for the years ended December 31, 2005 and 2004 were $79,301,000 and $84,571,000, respectively. While insured physicians and dentists grew from 3,622 at the end of 2004 to 3,919 at December 31, 2005, the increase in policyholders was offset by an approximate 9% average rate decrease in 2005. During 2005, we were able to grow our number of policies issued while lowering premium rates and still maintain acceptable loss ratios. Due to the new carriers entering the Texas market, there was competitive pressure to lower premium rates. We believe that our 30 years of uninterrupted service is seen as an attractive option for many policyholders continuing to insure their practice with the Company even at a slightly higher premium than new carriers entering the market.

Premiums ceded remained flat at $12,885,000 and $12,878,000 for the years ended December 31, 2005 and 2004, respectively. We enter into reinsurance contracts, which provide coverage for losses in excess of our retention of $250,000. The reinsurance contracts beginning in 2002 through 2005 are swing rated treaties that have various minimum and maximum rates. The actual percentage rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. Based on our independent actuarial review, as of December 31, 2005, we had recorded $6,802,000 as other amounts receivable under reinsurance contracts for the 2002, 2004 and 2005 treaty years in excess of the current provisional ceding rate and $1,521,000 as funds held under reinsurance treaties for estimated payments due to reinsurers in excess of the provisional ceded payment rate for the 2003 treaty year.

We had net premiums and maintenance fees earned of $64,183,000 and $64,616,000 for the years ended December 31, 2005 and 2004, respectively. The decrease is primarily the result of the previously discussed rate decreases and partially offset by the increased number of insured physicians.

Investment income, net of investment expenses increased to $5,131,000 for the year ended December 31, 2005 from $4,089,000 for the year ended December 31, 2004, as a result of a larger asset base in bonds as well as improving yields in the bond market. The investment philosophy of the Company has been and continues to be to conservatively invest a large portion of its investment portfolio in triple A-rated CMO bonds for the purpose of generating cash flow to match claim activity while maintaining a reasonable investment yield. During 2005 and 2004, we increased our investments in mortgage backed bonds as a result of higher premium and maintenance fees receipts. We maintained a similar percentage of equities in our investment portfolio in 2005 and 2004. We plan to maintain our investments portfolio mix at similar percentages for the near future.

Realized gains on investments were $552,000 in 2005, down from $608,000 in 2004 as a result of sales of equity securities by the investment managers of our equity portfolio.

Loss and loss adjustment expenses were $43,976,000 and $48,655,000 for the years ended December 31, 2005 and 2004, respectively. During each of the last two years, we increased prior year reserves substantially. Prior to the passage of tort reform legislation in 2003, we saw a significant number of cases filed to beat the effective date of the new tort laws. This increase in filings caused a delay in resolving the existing open claims. The process of negotiating and litigating existing claims slowed down dramatically as a result of the surge of new cases. In addition, claims counts, legal expenses and loss severity rose substantially for report years 2000 through 2003. In 2004 and 2005, we experienced a substantial drop in the number of new claims reported from a high of 930 claims in 2003 to 382 for 2004, and 336 for 2005.

During 2004, after careful evaluation of open claims and trend assumptions, we determined that the length of time needed to litigate 2003 pre-tort reform claims would continue to increase due to the potential financial impact of these claims in relation to post-tort reform claims. As a result, we increased the estimate for ultimate losses and loss adjustment expenses for claims incurred in 2003 and prior years by $19,350,000. During 2005, we continued to review the impact of tort reform and while current accident year reported claims were substantially lower, loss costs and legal expenses on prior-year claims continued to trend significantly higher. We determined that the effect of tort reform not only increased the number of claims reported in 2003, but also increased the cost of litigating remaining open cases for other open prior accident years as well. As a result, during 2005, we continued to increase incurred loss and loss adjustment expense reserves related to prior accident years by $15,715,000. Due to this rising loss severity of prior year claims, we have strengthened our reserves, net of reinsurance, from an average open reserve of approximately $57,000 as of December 31, 2004 to over $94,000 as of December 31, 2005. We will continue to aggressively defend its policyholders consistent with its past practices and participate in mediation of settlements and utilize local defense firms, where appropriate, to help reduce the cost of litigation.

Other underwriting expenses which consist primarily of management fees, commissions to agents, premium taxes and general operating expenses were $12,768,000 and $12,103,000 for the years ended December 31, 2005 and 2004, respectively.  APSG, through a wholly owned subsidiary of APSG, serves as our attorney-in fact.  In accordance with the terms of a management agreement, the attorney-in-fact performs the administrative functions related to our operations. The attorney-in-fact receives a management fee for providing these services. The management fee is calculated as a percentage of the direct gross earned premiums plus a contingent management fee that is based upon our financial performance. The contingent management fee is calculated based upon 50% of our statutory pre-tax and pre-contingent fee income, capped at 3% of direct gross earned premiums. Total management fees of the Company totaled $11,000,000 and $10,600,000 in 2005 and 2004, respectively. Of these total management fees incurred, $6,000,000 and $5,400,000 were allocated to other underwriting expenses for 2005 and 2004, respectively. The remaining management fees for each of the years were allocated to loss adjustment expenses and investment expenses.

Other underwriting expenses directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred acquisition costs are recorded net of ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made. During the year ended December 31, 2005 a total of $5,400,000 of expenses (primarily agents’ commissions and premium taxes) were capitalized and $5,300,000 were amortized as expense. During 2004, $5,400,000 was capitalized and $4,800,000 amortized.

Income from operations increased $3,982,000 from $9,237,000 for the year ended December 31, 2004 to $13,219,000 for the year ended December 31, 2005. Total current and deferred income tax expenses incurred for 2005 and 2004 were $4,188,000 and $3,421,000, respectively. Income from operations increased primarily due to a decrease in loss and loss adjustment expenses relative to premiums earned and an increase in net investment income in 2005.  Net income was $9,031,000 for the year ended December 31, 2005 compared to $5,815,000 for the year ended December 31, 2004.

Liquidity and Capital Resources and Financial Condition

The current primary sources of our liquidity are insurance premiums, net investment income, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. These funds are used to pay losses, loss adjustment expenses, operating expenses, reinsurance premiums and taxes.

From inception of the attorney-in-fact agreement through March 1992, we supplemented our liquidity with refundable deposits made by subscribers, which became part of our surplus. The deposit requirements, as periodically determined and approved by our board of directors, required eligible physicians desiring to purchase insurance through the Company to make refundable deposits. As of December 31, 2006 and 2005, we had refundable deposits outstanding of $10,227,000 and $10,568,000 respectively, which included accrued interest. These deposits are included in the accompanying financial statements as a liability (refundable subscriber deposits) in accordance with SFAS No. 150.

Due to uncertainty related to the timing of the payment of claims, cash from operations for a medical malpractice insurer can vary substantially from period to period. During 2006, 2005 and 2004, we had positive net cash flow from operating activities of $28,448,000, $12,666,000 and $22,645,000, respectively. The positive cash flow during these periods is primarily related to the increased premium and maintenance fee receipts and the decreased claims payments. In addition, cash flows from investment income continue to increase as the investment portfolio has increased significantly during the three year period. While we anticipate claim payouts for the 2007 year to be approximately $51,556,000, we have the ability to fund these claims from current premiums, investment income revenue and if necessary, the sale of bonds from our investment portfolio.

There are no participation agreements or purchase commitments as of December 31, 2006. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $110,089,000 and $95,372,000 at December 31, 2006 and December 31, 2005, respectively. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. In addition, we were initially capitalized by refundable deposit contributions from our subscribers. While no new refundable deposits have been required since 1992, we have an obligation to repay these amounts and have classified these as a liability.  As of April 1, 2007, the total balance of refundable deposits outstanding was $10,197,900, at which time, pursuant to the conversion and merger, the balance was extinguished in the merger in exchange for shares of APSG Series A redeemable preferred stock.  Holders of APSG Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on APSG common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of APSG common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016.

As of December 31, 2006, we had the following contractual obligations:

			Payments Due by Period
			(in thousands)
Contractual Obligations	Total	2007	2008	2009	2010	2011	> 2011
Reserve for loss and loss adjustment expenses	$110,089	$51,556	$30,621	$11,953	$6,082	$3,459	$6,418
Refundable deposits (1)	$10,227	$10,227	$-	$-	$-	$-	$-

(1) The contractual obligations for refundable deposits changed effective April 1, 2007. Upon the merger, these deposits were converted into mandatorily redeemable preferred stock and will be redeemed ratably at $1,000,000 per year with a 3% dividend, with all remaining outstanding shares being redeemed no later than December 31, 2016.

We believe that we have the ability to fund our continuing operations from premiums written and investment income. We plan to continue our focus on the efficient operation of our core business.

Reserves for Unpaid Loss and Loss Adjustment Expense

The following table shows the development of the net liability for unpaid loss and loss adjustment expenses from 1996 through 2006. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the reserving process.

As of and for the Year ended December 31, (in thousands)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Originally reported gross liability for unpaid losses and loss adjustment expenses	75,501	65,816	67,971	57,442	67,751	53,543	54,186	63,713	69,445	95,372	110,089
Originally reported reinsurance paid & unpaid recoverable	(21,145)	(17,531)	(25,624)	(18,586)	(25,720)	(16,680)	(17,923)	(14,980)	(11,203)	(27,850)	(28,491)
Originally reported net liability	54,356	48,285	42,347	38,856	42,031	36,863	36,263	48,733	58,242	67,522	81,598

Cumulative net paid as of:
One Year later	22,879	24,299	24,898	21,805	27,998	23,360	31,665	34,965	30,634	20,074	-
Two Years later	37,174	36,133	36,796	40,156	41,575	40,278	48,023	55,033	43,406	-	-
Three Years later	43,887	43,941	43,786	44,562	47,614	45,952	54,926	62,224	-	-	-
Four Years later	45,261	46,950	44,904	46,015	50,520	48,503	57,389	-	-	-	-
Five Years later	46,741	46,825	45,626	47,670	51,090	49,417	-	-	-	-	-
Six Years later	46,964	47,017	46,786	47,905	51,674	-	-	-	-	-	-
Seven Years later	47,332	47,784	46,903	48,520	-	-	-	-	-	-	-
Eight Years later	47,998	47,745	47,487	-	-	-	-	-	-	-	-
Nine Years later	47,785	48,025	-	-	-	-	-	-	-	-	-
Ten Years later	47,781	-	-	-	-	-	-	-	-	-	-

Re-estimated net liability as of:
End of Year	54,356	48,285	42,347	38,856	42,031	36,863	36,263	48,733	58,242	67,522	81,598
One Year later	45,738	46,166	42,837	37,248	39,708	42,155	48,959	68,083	73,957	63,061	-
Two Years later	46,135	44,687	43,677	41,837	48,411	45,826	61,294	79,041	69,525	-	-
Three Years later	47,250	46,069	44,636	47,540	50,926	54,212	64,379	81,888	-	-	-
Four Years later	46,681	47,804	46,880	48,214	55,846	55,618	66,557	-	-	-	-
Five Years later	47,507	48,130	47,420	51,101	56,163	54,762	-	-	-	-	-
Six Years later	47,786	48,541	49,604	51,064	55,236	-	-	-	-	-	-
Seven Years later	48,491	49,864	49,626	50,551	-	-	-	-	-	-	-
Eight Years later	49,307	49,388	48,873	-	-	-	-	-	-	-	-
Nine Years later	48,994	48,773	-	-	-	-	-	-	-	-	-
Ten Years later	48,439	-	-	-	-	-	-	-	-	-	-

Net cumulative redundancy (deficiency)	5,917	(488)	(6,526)	(11,695)	(13,205)	(17,899)	(30,294)	(33,155)	(11,283)	4,461	-

In evaluating the information in the table above, it should be noted that each column includes the effects of changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Other Significant Balance Sheet Items

We maintain a portion of our investment portfolio in short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and loss expenses. We also invest a substantial part of our cash flow from operations principally in bonds/fixed income securities. We plan to continue our emphasis on fixed income securities investments.

Cash and cash equivalents and invested assets totaled $144,583,000 and $116,749,000 at December 31, 2006 and December 31, 2005, respectively. Cash and cash equivalents and invested assets represent 70.1% and 66.8% of our total assets for the same respective periods. We believe that all of our short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs.

Members’ equity has increased from $19,242,000 at December 31, 2005 to $34,718,000 at December 31, 2006.

Effects of Inflation

The primary effect of inflation on the Company is considered in pricing and estimating reserves for unpaid losses and loss adjustment expense for claims in which there is a long period between reporting and settlement, such as medical malpractice claims. The actual effect of inflation on our results cannot be accurately known until claims are ultimately settled. Based on actual results to date, we believe that loss and loss adjustment expense reserve levels and our rate making process adequately incorporate the effects of inflation.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provision for accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for periods beginning after December 15, 2005, with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during the fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on our financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140. SFAS No. 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not expect the adoption of this standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective in the first quarter of fiscal 2007. We do not believe the adoption of FIN No. 48 will have a material effect on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. Management estimates that the initial application of SFAS No. 157 will not be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. Early adoption is permitted with several constraints. Management is currently evaluating the impact of this Statement.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2006 or 2005.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We believe that we are principally exposed to three types of market risk related to our investment operations, including credit risk, interest rate risk, and equity price risk.

The term market risk refers to the risk of a loss arising from adverse changes in market rates and prices such as interest rates, credit risk, equity prices, and foreign currency exchange rates.

We invest our assets primarily in fixed-maturity securities, which as of December 31, 2006 and December 31, 2005 comprised 92.66% and 93.7%, respectively, of total investments at market value. As of December 31, 2006 and December 31, 2005, the fair value of investments in fixed maturity securities was $129,529,000 and $106,118,000, respectively.

The fixed income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

Equity securities comprised 4.8% and 4.6% of total investments at market value as of December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006 and December 31, 2005, the fair value of investments in equity securities was $6,708,000 and $5,153,000, respectively.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade quality in the fixed income securities we purchase. As of December 31, 2006 and December 31, 2005, 100% of our fixed income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on its fixed income investments.

The value of the fixed income maturities are also subject to interest rate risk. As market interest rates decrease, the value portfolio increases with the opposite holding true in rising interest rate environments. We believe we are in a position to keep our fixed income investments until maturity since we do not invest in fixed maturity securities for trading purposes.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices.

The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

As mentioned above, our invested assets are subject to interest rate risk and equity risk. The following table presents the effect on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1.0%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
December 31, 2006
Interest rate risk:
Fixed-maturities, available for sale	$129,529	$129,529	$120,906
Equity price risk
Equity securities	6,708	6,708	6,037
December 31, 2005
Interest rate risk:
Fixed-maturities, available for sale	106,118	106,118	101,023
Equity price risk:
Equity securities	5,153	5,153	4,638

_____________________________________________________________________________________________________________________

(1)

Adjusted rates assume a 100 basis-point (1%) increase in market rates for fixed rate securities and a 10% decline in equity market values.

For all our financial assets and liabilities, we seek to maintain reasonable average durations, consistent with the maximization of income, without sacrificing investment quality and providing for liquidity and diversification.

The estimated fair values at current market rates for financial instruments subject to interest rate risk and equity risk in the table above are the same as those included elsewhere herein. The estimated fair values are calculated using simulation modeling based on the most likely outcome, assuming a 100-basis point shift in interest rates.

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited, as it does not consider any actions that we could take in response to actual and/or anticipated changes in interest rates and equity prices.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data of American Physicians Insurance Exchange required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We were not required to file any periodic or other reports with the Securities and Exchange Commission in 2006.  We did not have any securities registered or become subject to the reporting requirements of Section 15(d) of the Securities and Exchange Act until February 2, 2007.  Therefore, as of the end of the period covered by this report, we had no disclosure requirement pursuant to Section 15(d) of the Exchange Act or any need to determine whether our disclosure was effective.  Since becoming subject to Section 15(d) of the Exchange Act, we have maintained disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. We believe our disclosure controls and procedures are effective. In designing and evaluating the disclosure controls and procedures, we recognize that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report by the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Registrant

Directors

Pursuant to the conversion and merger, we entered into an Advisory Services Agreement with API Advisor, an entity formed by the nine members of our board of directors immediately prior to the conversion and merger. Neither the Company nor APSG has any ownership in API Advisor.  Under the terms of the Advisory Services Agreement, API Advisor provides us with advisory and consulting services. Its relationship with us is that of an independent contractor, not an attorney-in-fact, employee, partner or any other type of relationship. API Advisor provides up to nine persons to serve on an advisory board of directors of the Company, which meets concurrently with our board of directors.  As of April 1, 2007, there were five members serving in an advisory capacity, as described below under the “Advisory Directors” subheading.  The advisory board provides advice and counsel to our board on matters coming before the board or otherwise specifically requested by the board, but advisory board members do not have any right to vote on matters brought before the board. APSG may elect one or more directors of the advisory board to our board of directors.  At APSG’s annual meeting of shareholders on April 20, 2007, the following advisory directors were named as directors of the Company: Norris C. Knight, Jr., M.D; Lawrence S. Pierce, M.D.; Richard S. Shoberg, M.D.; and William J. Peche, M.D.

Pursuant to our amended and restated bylaws, our board of directors has, by resolution, fixed the number of directors at no less than seven and no more than eleven.  At each annual meeting of shareholders, directors shall be elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

The following table presents information with respect to our board of directors:

Name	Age	Position
Norris C. Knight, Jr., M.D.	71	Chairman of the Board
Kenneth S. Shifrin	58	Director
Maury Lenard Magids	43	Director
Marc Jason Zimmermann	38	Director, Secretary of the Board
Lawrence S. Pierce, M.D.	54	Director
Richard S. Shoberg, M.D.	65	Director
Samuel Ray Granett	61	Director
William J. Peche, M.D	70	Director
Timothy L. LaFrey	51	Director

Dr. Knight has been a member of our board of directors since 1978, serving as Chairman of the Board from 1998 to 2004 and from May 2005 to the present. He began his private practice of orthopedic surgery in 1965 in Texarkana, Texas. He graduated from the University of Mississippi and the University of Mississippi School of Medicine, followed by an internship at the University Medical Center in Jackson, Mississippi, and a residency at the University of Mississippi School of Medicine. He also served two years as an orthopedic surgeon in the U.S. Army Medical Corp. He is currently a staff member at various Texarkana hospitals and a courtesy staff member at Hope Memorial Hospital in Hope, Arkansas. In addition, to his role as a director of the Company, Dr. Knight was also elected as a director of APSG effective April 1, 2007.

Mr. Shifrin has been a member of our board of directors since April 1, 2007 and APSG’s Chairman of the Board since March 1990. He has been APSG’s Chief Executive Officer since March 1989 and he was APSG’s President and Chief Operating Officer from June 1987 to February 1989. He has been a director of APSG since February 1987. From February 1985 until June 1987, Mr. Shifrin served as APSG’s Senior Vice President—Finance and Treasurer. Mr. Shifrin is a director of HealthTronics. He was Vice Chairman of HealthTronics from November 2004 to March 2006, and served as the Chairman of the Board of Prime Medical, a provider of lithotripsy services and a manufacturer of specialty vehicles for the transport of medical and broadcast/communications equipment, from 1989 until its merger into HealthTronics in November 2004. He has also served as a director of Financial Industries Corporation, or FIC, a provider of life insurance and annuity products, since June 2003. Mr. Shifrin is a member of the World Presidents Organization.

Mr. Magids has been a member of our board of directors since April 1, 2007 and has served as President and Chief Operating Officer of the Company since November 1998. Mr. Magids joined us in October 1996 as Senior Vice President, Business Development. Mr. Magids is a Certified Public Accountant and was with Arthur Andersen LLP from August 1986 until September 1996, most recently as Director of Business Development.  Mr. Magids is a member of the Young Presidents Organization.

Mr. Zimmermann rejoined the Company in August 2003 as Chief Financial Officer and has been a member of the board of directors since April 1, 2007.  He had previously been with the Company in 1997 through 1998 as Director of Business Development.  Prior to rejoining the Company, he was with Jefferson Wells, a financial and technology consulting firm.  From January 1992 through February 1997, Mr. Zimmermann was employed by Arthur Andersen LLP.  Mr. Zimmermann is a Certified Public Accountant.

Dr. Pierce has been a member of our board of directors since 1989, serving at various times as Vice Chairman, Secretary and Chairman of the Executive Committee. He has been in private practice in Allen, Texas, specializing in Routine and High-Risk Obstetrics as well as Gynecology since 1981. He is an active staff member of Presbyterian Hospital of Allen. He graduated from the University of Texas at Austin and then Southwestern Medical School in Dallas. He later completed an internship and residency at St. Paul Hospital in Dallas.

Dr. Shoberg has been a member of our board of directors since 1978. He began his private anesthesiology practice with Capitol Anesthesiology Association in Austin, Texas, in 1974. He is board certified and is currently a Staff Anesthesiologist at Seton Medical Center Hospitals and Brackenridge Hospital in Austin. He received degrees from Baylor University in Waco, Texas, and the University of New Mexico School of Medicine. He completed an internship at the University of New Mexico Affiliated Hospitals, then completed his residency training in anesthesia at Walter Reed Army Medical Center in Washington, D.C.

Mr. Granett has been a member of our board of directors since April 1, 2007.  Mr. Granett has been with APSG since 1981 and currently serves as Managing Director for APS Financial Corporation or APS Financial.  In addition to serving APS Financial in his current capacity, he also served as President and Chief Executive Officer.  Mr. Granett also was Senior Vice President of the Finance Division of APSG.  Prior to joining APSG, Mr. Granett served six years with a major insurance company and also served six years as an officer in the U.S. Army.

Dr. Peche was one of the founding members of our board of directors, and has served as a director since the Company’s formation. He has been in the private practice of Obstetrics and Gynecology in San Antonio, Texas since 1970. He graduated from St. Mary’s University in San Antonio, and received his medical degree from Nuevo Leon University. He completed a rotating internship at the University of South Texas Medical School in the Bexar County Hospital District, followed by a residency at the University of Texas Medical School in San Antonio. During his years of practice, he has been the Chairman of the Ob/Gyn Departments at Santa Rosa General Hospital and North Central Baptist Hospital, both in San Antonio. He was also the Chief of Staff at Santa Rosa in 1988. In addition, to his role as a director of the Company, Dr. Peche was also elected as a director of APSG effective April 1, 2007.

Mr. LaFrey has been the President and Chief Operating Officer of American Physicians Service Group, Inc. since April 2007 and has been a member of the board of directors since April 20, 2007.  He had previously served as partner in charge of the Austin office of Akin Gump Strauss Hauer & Feld LLP from October 2001 until April 2007 where his law practice focused on corporate governance, mergers and acquisitions and debt and equity financings.  Prior to becoming an attorney, Mr. LaFrey, who is also a certified public accountant, was in the audit practice of KPMG Peat Marwick in Austin.  He maintains memberships in the American Bar Association, The State Bar of Texas, and the Travis County Bar Associations.  He is also a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Advisory Directors

As described above, at the effective time of closing of the conversion and merger on April 1, 2007, we entered into an Advisory Services Agreement with API Advisor, an entity formed by the nine members of our board of directors immediately prior to the conversion and merger.

Pursuant to the Advisory Services Agreement, certain directors of API Advisor are compensated directly for providing advisory and consulting services to the Company. These advisory services include participation in committee meetings regarding claims, underwriting, rates and risk management. The committee members will be selected based on the vote of a majority of the board of directors of the Company. The compensation will be payable on a per meeting basis, as described below, and may vary amongst directors depending on the number of board and committee positions held and the frequency of meetings. Furthermore, Dr. Knight, Dr. Peche, Dr. Shoberg and Dr. Pierce own interests in API Advisor and serve on the board of the Company. The Advisory Services Agreement requires us to maintain customary officers and directors’ liability insurance with an endorsement naming, as additional insureds thereunder, the persons designated by API Advisor to provide advisory and consulting services to the Company, with respect to their services as advisory directors of the Company.

Under the terms of the Advisory Services Agreement, compensation for the directors is $2,500 for each board meeting attended in person and $250 per hour if attended by telephone with the same rates applicable to each committee of the board. API Advisor will be reimbursed for its out of pocket costs incurred in connection with the provision of the services, plus any amount paid to directors for board and committee meetings, medical director, or executive secretary if those are not paid directly by the Company.

API Advisor retains, compensates and provides a medical director to the Company. The medical director is subject to the operational authority of the chief operating officer and the board of the Company. We pay the medical director and one administrative assistant directly.  In addition to the fees and payments mentioned above, we also reimburse API Advisor for reasonable out-of-pocket costs and expenses incurred by API Advisor in the performance of its obligations under the Advisory Services Agreement. API Advisor is subject to confidentiality under the Advisory Services Agreement. The Advisory Services Agreement has a five-year term with an automatic five-year renewal term. If terminated by the Company at the end of the first term or prior to the expiration of the second term, API Advisor and each member of the advisory board may execute a non-compete agreement in favor of the Company, in exchange for a payment of $200,000 each.

The Advisory Services Agreement allows the parties to retain physician involvement in the Company, continue our philosophy of physicians working for physicians, and ensure the provision of consulting services to the Company by persons who already have a strong working knowledge of the Company.

The following table presents information with respect to our advisory board of directors. It excludes those advisory board members, Doctors Knight, Peche, Shoberg and Pierce, serving in a capacity as voting directors of the Company, at the election of APSG:

Name	Age	Position
Freddie Contreras, M.D.	51	Advisory Director
Thomas Eades, M.D.	61	Advisory Director
Michael L. Green, M.D.	37	Advisory Director
Gregory M. Jackson, M.D.	55	Advisory Director
Duane K. Boyd	61	Advisory Director

Dr. Contreras has been an advisory director of the Company since April 1, 2007 and was a member of our board of directors from 2001 until April 1, 2007.  He has been practicing neurosurgery in Texarkana since 1982. He is a board certified partner with the Neurosurgical Associates of Texarkana. He is also affiliated with Wadley Regional Medical Center and Christus St. Michael Health Systems in Texarkana. He graduated from Oklahoma City University and the University of Oklahoma Medical School, followed by internship and residency work at the University of Texas Medical Branch in Galveston, Texas.

Dr. Eades has been an advisory director of the Company since April 1, 2007 and was a member of our board of directors from 1978 until April 1, 2007.  He served as Chairman of the Board from 1985 to 1988. He began his private practice of cardiology in 1976. He is currently a cardiologist with San Antonio Heart Associates in San Antonio, Texas. He earned his undergraduate degree from Southwestern College at Memphis and his medical degree from the University of Tennessee Medical Units, followed by an internship with the University of Tennessee and a residency at the University of Tennessee Medical Units. He was the Chief Resident of Internal Medicine at the City of Memphis Hospitals in 1973 and an instructor in Internal Medicine at the University of Tennessee Medical Units in 1974. He also served as a Consultant in Cardiology at Brooks Air Force Base from 1974 until 1976.

Dr. Green has been an advisory director of the Company since April 1, 2007 and was a member of our board of directors from June 2006 until April 1, 2007.  He began his private practice of Advanced Laparoscopic/Bariatric Surgery in 2003. He is currently the medical director of Obesity Surgical Specialists at Renaissance Hospital in Dallas, TX. He earned his undergraduate degree from Prairie View A&M University and his medical degree from Indiana University School of Medicine in 1996, completed his residency in General Surgery at the University of Illinois in 2002 and completed his fellowship in Advanced Laparoscopic/Bariatric Surgery at the Providence Hospital in 2003.

Dr. Jackson has been an advisory director of the Company since April 1, 2007 and was a member of our board of directors from 1990 until April 1, 2007.  He has served as our Medical Director since 1996. He is Board Certified in Family Practice and has operated his own private practice in San Antonio, Texas, since 1982. He is affiliated with numerous hospitals in the San Antonio area. He earned degrees from the University of Texas at Austin and his medical degree from the Universidad Autonoma de Tamaulipas, followed by an internship and residency at Baylor College of Medicine and Affiliated Hospitals in Houston.

Mr. Boyd has been an advisory director of the Company since April 1, 2007 and was a member of our board of directors from June 2006 until April 1, 2007.  He was the first non-physician board member and provided financial and accounting expertise to the Company. He holds a Bachelors of Science degree in Chemistry from the University of Wisconsin and a Masters in Science in Chemistry and a Masters in Public Accounting from the University of Texas in Austin. He is a Certified Public Accountant and worked with Peat, Marwick and Mitchell and KPMG over a 17 year period, mostly recently as an Insurance Services Partner. While at KPMG, his clients included the Company and APSG. In 1991, Mr. Boyd became President of the Company and its attorney-in-fact, in which position he remained until 2000 when he retired from the company. Since retirement, Mr. Boyd has provided business and financial consulting services on a part-time basis, including to APSG and the Company.

Committees of the Board of Directors

Our board of directors has established the following committees:

•

Claims Committee

•

Ethics/Internal Affairs Committee

•

Physician Liaison Committee

•

Finance Committee

•

Marketing/Underwriting/Rates Committee

•

Political Affairs Committee

Claims Committee. The claims committee functions to analyze the strengths and weaknesses of each claim or suit presented by the claims department to assist in developing defense strategies on behalf of insureds of the Company. Claims are pre-reviewed by physicians in specialties relevant to the claim. Members of the claims committee include all physician board and advisory members of the Company, with Dr. Peche serving as Chairman.

Ethics/Internal Affairs Committee. The ethics and internal affairs committee addresses specific issues related to the board of directors. Members of the committee include Dr. Knight (Chairman), Dr. Eades, Dr. Peche and Dr. Shoberg and Mr. Magids.

Physician Liaison Committee. The physician liaison committee provides insureds or applying physicians with an opportunity to meet directly with board members to discuss issues regarding applications for insurance, policy renewals, premiums and any other underwriting concerns. Members of the committee include Dr. Jackson (Chairman) and any physician board or advisory board member on an as needed basis.

Finance Committee. The purpose of the finance committee is to evaluate the financial results of the Company as well as review the overall investment performance of our fixed income and equity portfolio. This committee also provides guidance related to any future investment and financial decisions/strategies. Members of the committee include Dr. Shoberg (Chairman), Mr. Boyd, Dr. Contreras, Dr. Eades, Mr. Shifrin, Mr. Magids, Mr. Zimmermann and Mr. Granett.

Marketing/Underwriting/Rates Committee. The marketing/underwriting/rates committee advises on rate changes, marketing strategies, and underwriting policies and procedures. Members of the committee include Mr. Magids (Chairman), Dr. Eades, Dr. Green, Dr. Pierce, Dr. Shoberg, Ms. Gould, Mr. Zimmermann and Mr. Keeney, Director of Physician Services.

Political Affairs Committee. The political affairs committee provides advice on legislative and regulatory issues. Members of the committee include Dr. Pierce (Chairman) and any of the board members on an as needed basis.

Audit Committee.  Prior to April 1, 2007, we also had an audit committee.  The audit committee met with our independent auditors, reviewed our financial statements and selected our independent auditors for each fiscal year. The audit committee’s policy was to pre-approve all audit and permissible non-audit services provided by our independent auditors.  Pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was generally subject to a specific budget.  Members of the audit committee included Dr. Contreras (Chairman), Mr. Boyd, Dr. Green, Dr. Jackson, Dr. Pierce and Dr. Shoberg.  Non-voting members from the attorney-in-fact included Mr. Kenneth S. Shifrin, Mr. Maury L. Magids and Mr. Marc J. Zimmermann.  The APIC board has determined that the following individuals serving on the audit committee, Mr. Boyd; Mr. Shifrin; Mr. Magids; and Mr. Zimmermann are “audit committee financial experts” as such term is defined in Item 401 (h) of Regulation S-K promulgated by the SEC. Additionally, the APIC board has determined that Mr. Boyd is deemed independent, as defined in Rule 4200 (a) (15) of the Nasdaq listing standards and as set forth in Rule 10A-3(b)(1) of the Exchange Act.  As a result of the conversion and merger, effective April 1, 2007, we no longer have an audit committee, as we are a wholly owned subsidiary of APSG.

Executive Officers

As of April 1, 2007, our executive officers were as follows:

Name	Age	Position
Norris C. Knight, Jr., M.D.	71	Chairman
Maury L. Magids	43	President and Chief Operating Officer
Marc J. Zimmermann	38	Senior Vice President, Secretary of the Board and Chief Financial Officer
Vicky Gould	52	Vice President, Claims
Jay Robert Tidey	56	Treasurer

Our officers serve until the next annual meeting of our directors and until their successor are elected and qualified (or until their earlier death, resignation or removal).

Dr. Knight has been a member of our board of directors since 1978, serving as Chairman of the Board from 1998 to 2004 and from May 2005 to the present. He began his private practice of orthopedic surgery in 1965 in Texarkana, Texas. He graduated from the University of Mississippi and the University of Mississippi School of Medicine, followed by an internship at the University Medical Center in Jackson, Mississippi, and a residency at the University of Mississippi School of Medicine. He also served two years as an orthopedic surgeon in the U.S. Army Medical Corp. He is currently a staff member at various Texarkana hospitals and a courtesy staff member at Hope Memorial Hospital in Hope, Arkansas. In addition, to his role as a director of the Company, Dr. Knight was also elected as a director of APSG effective April 1, 2007.

Mr. Magids has been President and Chief Operating Officer of the Company since November 1998. Mr. Magids joined us in October 1996 as Senior Vice President, Business Development. Mr. Magids is a Certified Public Accountant and was with Arthur Andersen LLP from August 1986 until September 1996, most recently as Director of Business Development.  He has been a board member of the Company since April 2007.

Mr. Zimmermann rejoined the Company in August 2003 as Chief Financial Officer.  He had previously been with the Company in 1997 through 1998 as Director of Business Development.  Prior to rejoining the Company, he was with Jefferson Wells, a financial and technology consulting firm and began his career from January 1992 through February 1997 at Arthur Andersen LLP.  Mr. Zimmermann is a Certified Public Accountant.  He has been a board member of the Company since April 2007.

Ms. Gould has served as Vice President of Claims since 1996.  She came to the Company in 1991 as a claims adjuster. She has previously worked in claims capacity with Employers Casualty Company, Transamerica, AIG and Clarendon National. She serves on the Legal and Claims Committee for Texas Alliance for Patient Access.

Mr. Tidey has served as the Company’s Treasurer since 1990.   Prior to assuming this role, Mr. Tidey served in a variety of accounting and financial roles with the Company.

Employment Agreements

Prior to January 1, 2007, Dr. Jackson was subject to an employment agreement that had a two-year term that expired on January 1, 2007.  Under this employment agreement, Dr. Jackson compensation was $185,000 per year, as well as a discretionary bonus.  The agreement provides for the payment of his current base salary excluding any bonus and non-cash benefits for a maximum period of nine months upon termination by us without cause. If service as medical director is terminated by Dr. Jackson or by us for cause there are no additional benefits to be paid beyond the accrued amounts at the date of termination. Pursuant to this prior employment agreement, Dr. Jackson was paid $195,000 per year by APIE which included a discretionary bonus of $10,000 for each year ended 2004, 2005 and 2006, respectively.

We do not have any other employment agreements with any parties.

Code of Ethics

We have established a code of ethics for all our officers and employees.  A current copy of this code is available on our web site at www.apie.us.  The contents of this web site are not incorporated by reference and the web site address is provided as an inactive textual reference only.

Item 11. Executive Compensation

Executive Compensation

We do not directly employ or compensate any of our officers.  Prior to the conversion and merger, our officers were employed and compensated by the attorney-in-fact, and since April 1, 2007, the effective time of the conversion and merger, our officers are employed and compensated by American Physicians Insurance Agency, Inc., or APIA, pursuant to the Managing General Agency Agreement, or MGA Agreement, with APIA.  APIA is a wholly owned subsidiary of APSG.  The MGA Agreement provides for the management services previously provided to us by our attorney-in-fact to be provided by APIA.  APIA pays salaries and personnel related expenses, rent and office operations costs, and information technology costs, all as provided in the MGA Agreement.  APIA is also responsible for selling and issuing policies, investigating, settling and defending claims, and otherwise managing our day to day operations.  In consideration for its services, APIA will receive a management fee equal to 13.5% of our earned premiums (before payment of reinsurance premiums).

We are responsible for the payment of all claims, claims expenses, peer review expenses, director and advisory director fees and expenses, medical director fees and expenses, legal, actuarial and auditing expenses, taxes, outside agent commissions and certain other specific expenses.

We do not directly pay for the services of any of our executive officers.  As discussed above, API Advisor retains and compensates a medical director (Dr. Jackson) and a secretary of the Company.  Neither of these people are executive officers of the Company.

Director Compensation

The following table reflects director compensation for the Company for the periods ending December 31, 2006, 2005 and 2004:

		Fees Earned or Paid In Cash (1)	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (2)	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)
Greg M. Jackson, M.D	2006	-	-	-	-	-	195,000	195,000
Director	2005	-	-	-	-	-	195,000	195,000
	2004	-	-	-	-	-	195,000	195,000

Duane Boyd	2006	21,172	-	-	-	-	-	21,172
Director	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Freddie L. Contreras, M.D	2006	27,186	-	-	-	-	-	27,186
Director	2005	48,876	-	-	-	-	-	48,876
	2004	42,965	-	-	-	-	-	42,965

Lawrence S. Pierce, M.D.	2006	70,690	-	-	-	-	-	70,690
Director	2005	102,380	-	-	-	-	-	102,380
	2004	126,267	-	-	-	-	-	126,267

Michael L. Green, M.D.	2006	32,992	-	-	-	-	-	32,992
Director	2005	32,327	-	-	-	-	-	32,327
	2004	-	-	-	-	-	-	-

Norris C. Knight, M.D.	2006	89,332	-	-	-	-	-	89,332
Chairman of the Board	2005	81,908	-	-	-	-	-	81,908
	2004	48,754	-	-	-	-	-	48,754

Richard S. Shoberg, M.D.	2006	44,029	-	-	-	-	-	44,029
Director	2005	57,585	-	-	-	-	-	57,585
	2004	38,991	-	-	-	-	-	38,991

Thomas W. Eades, M.D.	2006	39,780	-	-	-	-	-	39,780
Director	2005	37,504	-	-	-	-	-	37,504
	2004	33,596	-	-	-	-	-	33,596

William J. Peche, M.D.	2006	44,405	-	-	-	-	-	44,405
Director	2005	46,602	-	-	-	-	-	46,602
	2004	30,396	-	-	-	-	-	30,396

(1) Reflects fees earned for services as a director of American Physicians Insurance Exchange, the predecessor of APIC, for attendance at director and committee meetings.

(2) Reflects Dr. Jackson’s salary of $185,000 plus bonus of $10,000 for the years ended 2006, 2005 and 2004, respectively for serving as Medical Director and as a director of the Company. Dr. Jackson did not receive any other compensation for attendance at director and/or committee meetings.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

Since we do not directly employ or compensate any of our officers, we do not have a compensation committee, and no members of our board of directors participated in deliberations concerning executive compensation in fiscal year 2006.  No report on compensation was issued in fiscal year 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Prior to April 1, 2007, we were a reciprocal exchange and therefore did not have any capital stock.  Since the conversion and merger became effective on April 1, 2007, all classes of our outstanding capital stock issued pursuant to the conversion and merger have been owned by APSG.  We have no equity compensation plans or any securities issued pursuant to any equity compensation plan.

All 10,000,000 of the APIC common shares and 10,197.95 of the APIC Series A preferred shares outstanding are 100% owned by American Physicians Service Group, Inc. through its operating subsidiary, APS Insurance Services, Inc.

Item 13. Certain Relationships and Related Transactions

Prior to the conversion and merger on April 1, 2007, our management contract with our attorney-in-fact could have been viewed as an affiliated transaction. However, there was no ownership between the two entities. They had separate boards of directors and their duties to each other were based on the management contract. Transactions with parties related to the attorney-in-fact would also be viewed as affiliated transactions. APIA and APS Financial Corporation, or APS Financial, are considered affiliates of the attorney-in-fact through common ownership by APSG.

Prior to April 1, 2007, in accordance with the terms of the management agreement with our attorney-in-fact, the attorney-in-fact performed the administrative functions related to the operations of the Company. The attorney-in-fact received a management fee from the Company for providing these services. The management fee, which was calculated as a percentage of our direct gross earned premiums and statutory net income including contingent management fees, was $10,965,100, $11,038,400 and $10,608,800, in 2006, 2005 and 2004, respectively. Contingent management fees were based on our financial performance.  We recorded amounts payable to affiliates of $2,672,900 and $2,723,200 as of December 31, 2006 and 2005, respectively, which amounts are included in other liabilities in the balance sheets.

In addition to the management fees paid to our attorney-in-fact, we received a reimbursement of commission expenses from the attorney-in-fact in the amount of $375,000 each year in 2006, 2005, and 2004, respectively.

APS Financial manages our bond portfolio within the investment guidelines established by our board of directors, provides advisory services on key investment decisions and manages our investment accounting services. We pay APS Financial standard markup fees on trades of bonds. Fees paid to APS Financial for services were $755,400, $654,900 and $656,500 in 2006, 2005, and 2004, respectively.

Pursuant to the conversion and merger, the existing management agreement with our attorney-in-fact was terminated effective April 1, 2007.  Pursuant to the merger agreement, at the effective time of the merger, on April 1, 2007, we entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the persons who were on our board of directors immediately prior to April 1, 2007. The Advisory Services Agreement allows us to retain physician involvement in our company even after the merger, continue our philosophy of physicians working for physicians, and ensure the provision of consulting services to us by advisors with a strong working relationship of our company.

At the effective time of the conversion and merger, on April 1, 2007, we also entered into the MGA Agreement with APIA for the continued management services formerly provided by the attorney-in-fact.  The MGA Agreement provides for the management services previously provided to us by our attorney-in-fact to be provided by APIA.  APIA pays salaries and personnel related expenses, rent and office operations costs, and information technology costs, all as provided in the MGA Agreement.  APIA is also responsible for selling and issuing policies, investigating, settling and defending claims, and otherwise managing our day to day operations.  In consideration for its services, APIA will receive a management fee equal to 13.5% of our earned premiums (before payment of reinsurance premiums).

The board of directors of APIC has determined that Dr. Lawrence S. Pierce, Dr. Richard S. Shoberg, Dr. Norris C. Knight, Jr. and Dr. William J. Peche are “independent” as defined in Rule 4200 (a)(15) of the Nasdaq listing standards. In addition, APIC’s board has determined that the above referenced board members also meet the independence standards set forth in Rule 10A-3(b)(1).

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accountants

The following table presents fees for audit and tax services rendered by our independent auditors.

	2006 (1)(2)	2005 (3)
Audit Fees	$570,854	$90,000
Audit-related Fees	—	—
Tax Fees	174,065	—
All Other Fees	—	—
Total	$744,919	$90,000

(1)

$465,854 of the fees paid in 2006, were incurred for the audits of the Company’s GAAP financial statements for the years of 2003, 2004 and 2005 as well as financial reviews associated with the merger.  In addition, we incurred $105,000 for our 2006 annual GAAP and Statutory audits.

(2)

The $174,065 of fees paid in 2006, were incurred for tax advice regarding the merger agreement.

(3)

The $90,000 of fees incurred in 2005, were for the audit of the Company’s 2005 Statutory basis financial statements as filed with insurance regulators.

Audit Fees. Audit fees relate to services rendered in connection with the audit of the annual financial statements and the quarterly reviews of financial statements of the Company.

Tax Fees. Tax Fees relate to merger related services, such as the tax opinion and other consultation regarding merger tax matters.

All Other Fees. There were no other fees in 2006 or 2005.

All services provided by our independent auditors were pre-approved by the Audit Committee.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report covering the registrant’s last fiscal year has been sent to security holders.

The joint proxy statement/prospectus sent to the registrant’s security holders with respect to the special meeting held March 22, 2007 was previously filed with the Commission on Form 424B3 on February 5, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.

Financial Statements of American Physicians Insurance Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
American Physicians Insurance Exchange
Austin, Texas

We have audited the accompanying balance sheets of American Physicians Insurance Exchange (the "Exchange") as of December 31, 2006 and 2005, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Exchange's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Exchange is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Exchange's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Physicians Insurance Exchange as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 20, 2007

AMERICAN PHYSICIANS INSURANCE EXCHANGE

BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Investments:
Fixed maturities available for sale—at fair value	$129,528,595	$106,118,180
Equity securities—at fair value	6,707,793	5,153,180
Short-term investments	2,421,630	798,599
Other invested assets	1,142,559	1,162,835

Total investments	139,800,577	113,232,794

Cash and cash equivalents	4,782,626	3,515,844
Accrued investment income	705,802	456,372
Premium and maintenance fees receivable	16,492,668	13,703,089
Other amounts receivable under reinsurance contracts	8,725,523	6,802,295
Reinsurance recoverables on unpaid loss and loss adjustment expenses	28,393,517	27,588,622
Reinsurance recoverables on paid loss and loss adjustment expenses	97,758	261,750
Prepaid reinsurance premiums	329,461	507,247
Deferred policy acquisition costs	2,545,189	2,506,057
Deferred tax asset	3,831,867	3,221,185
Subrogation recoverables	509,427	1,587,957
Federal income taxes receivable		515,752
Other assets	103,478	933,628

TOTAL	$206,317,893	$174,832,592

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Reserve for losses and loss adjustment expenses	$110,089,097	$95,371,649
Unearned premiums and maintenance fees	39,785,910	40,698,631
Reinsurance premiums payable	45,279	669,578
Funds held under reinsurance treaties	4,003,205	1,521,225
Amounts withheld or retained by the Exchange	2,464,306	3,333,856
Refundable subscriber deposits	10,226,799	10,567,520
Federal income taxes payable	652,758
Other liabilities	4,332,510	3,428,077

Total liabilities	171,599,864	155,590,536

Contingencies (Note 12)

Members’ Equity:
Retained earnings	36,342,332	20,591,546
Accumulated other comprehensive loss, net of deferred tax benefit of $874,625 and $695,193	(1,624,303)	(1,349,490)

Total members’ equity	34,718,029	19,242,056

TOTAL	$206,317,893	$174,832,592

See notes to financial statements.

AMERICAN PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
REVENUES:
Gross premiums and maintenance fees written—direct and assumed	$74,833,286	$79,301,001	$84,570,995
Premiums ceded	(4,708,832)	(12,884,812)	(12,878,126)
Change in unearned premiums and maintenance fees	734,932	(2,233,640)	(7,076,744)

Net premiums and maintenance fees earned	70,859,386	64,182,549	64,616,125

Investment income, net of investment expenses of $361,700 in 2006 and $520,400 in 2005, and $301,300 in 2004	6,466,386	5,131,170	4,088,778
Realized capital gains—net	5,657	552,460	608,284

Total revenues	77,331,429	69,866,179	69,313,187

EXPENSES:
Losses and loss adjustment expenses	38,969,871	43,976,005	48,654,932
Other underwriting expenses	14,252,657	12,767,518	12,102,544
Net change in deferred acquisition costs	(39,132)	(96,149)	(680,890)

Total expenses	53,183,396	56,647,374	60,076,586

INCOME FROM OPERATIONS	24,148,033	13,218,805	9,236,601

FEDERAL INCOME TAX EXPENSE (BENEFIT):
Current	8,828,499	4,309,247	3,624,566
Deferred	(431,252)	(120,968)	(203,344)

Total federal income tax expense	8,397,247	4,188,279	3,421,222

NET INCOME	$15,750,786	$9,030,526	$5,815,379

See notes to financial statements.

AMERICAN PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE—January 1, 2004	$158,074	$5,745,642	$5,903,716
Net income		5,815,378	5,815,378
Other comprehensive income—net of tax	181,688		181,688

BALANCE—December 31,2004	339,762	11,561,020	11,900,782
Net income		9,030,526	9,030,526
Other comprehensive income (loss)—net of tax	(1,689,252)		(1,689,252)

BALANCE—December 31, 2005	(1,349,490)	20,591,546	19,242,056
Net income		15,750,786	15,750,786
Other comprehensive income (loss)—net of tax	(274,813)		(274,813)

BALANCE—December 31, 2006	$(1,624,303)	$36,342,332	$34,718,029

See notes to financial statements.

AMERICAN PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,750,786	$9,030,526	$5,815,379
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and (accretion) of investments	(185,351)	(65,935)	274,563
Net realized gains on investments	(5,657)	(552,460)	(608,284)
Deferred policy acquisition costs—net of related amortization	(39,130)	(96,149)	(680,890)
Deferred income tax benefit	(431,252)	(120,968)	(203,344)
Changes in operating assets and liabilities:
Premium and maintenance fee receivables—net	(2,789,579)	1,267,976	(4,617,380)
Accrued investment income	(249,430)	(72,159)	(89,400)
Other amounts receivable under reinsurance contracts	(1,923,228)	(1,842,877)	(1,617,734)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	(804,895)	(16,957,372)	3,901,915
Reinsurance recoverables on paid loss and loss adjustment expenses	163,992	310,078	(125,342)
Other assets	2,096,041	(5,645)	1,806,956
Reinsurance payables	(624,299)	(2,970,433)	3,375,126
Losses and loss adjustment expenses	14,717,448	25,927,147	5,731,847
Unearned premiums and maintenance fees	(912,721)	2,353,113	7,310,292
Federal income taxes payable/recoverable	1,168,510	(2,456,314)	1,283,461
Other liabilities	2,516,862	(1,082,602)	1,087,905

Net cash provided by operating activities	28,448,097	12,665,926	22,645,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and maturities of investments	37,726,616	24,993,616	35,059,650
Purchases of investments	(62,944,179)	(43,079,756)	(54,495,419)
Change in short-term investments	(1,623,031)	785,816	(1,297,535)

Net cash used in investing activities	(26,840,594)	(17,300,324)	(20,733,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriber deposits refunded	(340,721)	(433,613)	(460,232)

Net cash used in financing activities	(340,721)	(433,613)	(460,232)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,266,782	(5,068,011)	1,451,534

CASH AND CASH EQUIVALENTS—Beginning of year	3,515,844	8,583,855	7,132,321

CASH AND CASH EQUIVALENTS—End of year	$4,782,626	$3,515,844	$8,583,855

SUPPLEMENTAL INFORMATION:
Federal income taxes paid	$7,700,000	$6,855,408	$2,450,596

Federal income tax refunds received	$(122,605)	$-	$(109,491)

See notes to financial statements

AMERICAN PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005, AND FOR THE

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.

NATURE OF OPERATIONS

American Physicians Insurance Exchange (“APIE” or the “Exchange”) is a reciprocal insurance exchange. The Exchange was organized in the State of Texas on November 23, 1975, and commenced operations on June 1, 1976. APIE is licensed as a multiple-line insurer under the provisions of the Texas Insurance Code.

A reciprocal insurance exchange is an organization under which policyholders (members) effectively “exchange” insurance contracts and thereby insure each other and become members of the Exchange. The Exchange is managed by its attorney-in-fact, APS Facilities Management, Inc. (“FMI”), subject to the direction of the Exchange’s board of directors.

APIE principally writes professional liability insurance coverage for physician groups, individual physicians and other healthcare providers in the states of Texas (99%) and Arkansas (1%). Most of the Exchange’s coverage is written on a “claims-made and reported” basis. The coverage is provided only for claims that are first reported to the Exchange during the insured’s coverage period and that arise from occurrences during the insured’s coverage period. The Exchange also makes extended or “tail” coverage available for purchase by policyholders in order to cover claims that arise from occurrences during the insured’s coverage period, but that are first reported to the Exchange after the insured’s coverage period and during the term of the applicable tail coverage.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the accompanying financial statements are the reserve for losses and loss adjustment expenses, provision for federal income taxes, reinsurance premiums recoverable/payable, and premiums ceded. The significant accounting policies followed by the Exchange are summarized below:

Investments—The Exchange classifies all of its investments in bonds or fixed maturity investments as available-for-sale. Investments classified as available-for-sale are reported at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and included, net of related income tax effects, in equity as a component of accumulated other comprehensive income (loss) until realized. Amortization of premium and accretion of discount are included in net investment income.

All single class and multi-class mortgage-backed and collateralized mortgage obligations (“CMOs”) are adjusted for the effects of changes in prepayment assumptions on the related accretion of discount or amortization of premium of such securities using the prospective method. If high credit quality securities are adjusted, the retrospective method is used. If it is determined that a decline in fair value is other-than-temporary, the cost basis of the security is written down to the undiscounted estimated future cash flows.

Investments in equity securities are carried at fair value based on publicly quoted markets. The change in fair value of common stocks, net of related tax effects, is recorded as a component of accumulated other comprehensive income (loss).

Net realized gains or losses on investments sold are determined by the specific identification method and are recorded on the trade date. If it is determined that a decline in fair value is other-than-temporary, the cost basis of the security is written down to the fair value at the time such determination is made. Bonds are considered impaired if it is probable that the Exchange will be unable to collect all amounts due according to the contractual terms of the security in effect at the date of acquisition of the bond. Common stocks are considered to be impaired if the decline in fair value of the stock is considered other-than-temporary. Impairment charges are recorded as realized losses in the period determined.

The Exchange owns a structured annuity which is classified as an other invested asset. During 1985, the Exchange purchased a structured annuity to settle a claim. Under the terms of the structured annuity, upon the death of the claimant, payments under the terms of the structured annuity are payable to the Exchange. As of December 31, 2006, the Exchange expects to receive future payments totaling $3,550,000 through 2043.

Cash equivalents are short-term highly liquid investments with original maturities of three months or less.

Premiums and Maintenance Fees Receivable—The Exchange allows its policyholders to pay their premiums and maintenance fees in installments, recording the policy premium and maintenance fees in full at issue and collecting the premium over the policy term. Some of these receivables may not be collected due to policy cancellations or nonpayment by the policyholder. The Exchange records an allowance for doubtful premiums and maintenance fees that are past due. As of December 31, 2006 and 2005, the Exchange did not have any accounts over 90 days past due and management has determined that no allowance was necessary.

Reinsurance—The Exchange enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by the Exchange. In return, the Exchange agrees to pay a premium to the reinsurers. The Exchange utilizes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth.

The reinsurance recoveries recorded on the balance sheet include separate amounts for paid and unpaid reinsurance recoverables. The paid portion represents current receivables since they are for claims already paid. The unpaid reinsurance recoverable are the estimated amount of future loss payments that will be recoverable from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. Premiums ceded are the estimated premiums that will be due to reinsurers with respect to premiums earned and losses incurred during the period.

These estimates are based upon management’s estimates of ultimate losses and loss adjustment expenses and the portion of those losses and loss adjustment expenses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, these estimates may vary significantly from the ultimate outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in the period in which the change in estimate is determined. Adjustment to the estimated reinsurance recoverable balance could have a material effect on the Exchange’s results of operations for the period in which the change is made.

Reinsurance contracts do not relieve the Exchange from its obligations to policyholders. The Exchange continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. The Exchange requires letters of credit from any reinsurance company that does not meet certain regulatory requirements, and or credit ratings. As of December 31, 2006 and 2005, all of the Exchanges reinsurance contracts were with companies in strong financial condition, and management felt there was not any need to establish an allowance for uncollectible reinsurance recoverable.

Deferred Policy Acquisition Costs—The costs of acquiring and renewing insurance business that vary with and are directly related to the production of such business are deferred and amortized ratably over the period the related premiums are earned. Such costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred acquisition costs are recorded net of ceding commissions and are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made.

Subrogation Recoverable—A portion of the insurance claims settled by the Exchange are recoverable from third parties. The Exchange estimates the amount of the subrogation using a “case-basis” method. The recoverable amounts are reported net of an allowance for doubtful accounts.

Reserve for Losses and Loss Adjustment Expenses—Loss and loss adjustment expense reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income in the period the need for an adjustment is determined. The effects of inflation are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded reserves for loss and loss adjustment expenses are included within reinsurance recoverables on unpaid loss and loss adjustment expenses. Additionally, the Exchange writes insurance coverage with claim deductibles for which the policyholder is liable. The Exchange pays all loss and loss adjustment expenses upfront in the process of litigating and settling claims against its policyholders. The deductible portion is then invoiced to the policyholder for collection. The Exchange is at risk of the policyholder defaulting on paying the deductible to the Exchange. The Exchange mitigates this risk by requiring letters of credit and escrow balances on any accounts with large deductibles therefore no allowance for doubtful accounts is needed. The Exchange also invoices and collects a majority of the deductibles prior to final settlement of a claim.

Death, Disability, and Retirement Reserves—The Exchange has established a death, disability, and retirement reserve for policyholders, which is intended to set aside a portion of the policy premium to account for the coverage provided for the extended reporting period or tail coverage offered by the Exchange upon the death and/or disability and/or retirement of a policyholder which is provided at no additional cost to the policyholder. The death, disability, and retirement reserve is included in unearned premiums.

Funds Held or Retained by the Exchange—The Exchange records as a liability funds received but not earned in advance of the policy coverage period. Additionally, the exchange holds certain funds under escrow agreements related to certain high-deductible policies. These escrow accounts will be held until all claims incurred under the agreement are settled.

Refundable Subscriber Deposits—The Exchange was initially capitalized by contributions from the policyholders. While no new deposits have been required since 1992, the exchange has an obligation to repay these amounts and has classified these as a liability. As more fully described under new accounting standards, Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity has been adopted. Additionally, see Note 8 for more complete information.

Revenue Recognition—The Exchange issues policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. The Exchange charges both a base premium and a premium maintenance fee. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro-rata basis over the term of the policy. Premium maintenance fees are charged to offset the costs incurred by the Exchange to issue and maintain policies. Unearned premiums and maintenance fees are determined on a monthly pro-rata basis. Upon termination of coverage, members may purchase an extended reporting period (tail) endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

Income Taxes—The Exchange computes income taxes utilizing the asset and liability method. The Exchange recognizes current and deferred income tax expense, which is comprised of estimated provisions for Federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. The Exchange has not established a valuation allowance because it believes it is more likely than not the Exchange’s deferred tax assets will be fully recovered.

Fair Values of Financial Instruments—Fair value for cash, short-term investments, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments. The fair value of the structured annuity is based upon the present value of the future payments discounted at current market interest rates for annuities.

Concentration of Credit Risk—Financial instruments subject the Exchange to concentration of credit risk. These risks occur principally with fixed-maturity investments. Concentration of credit risk with respect to fixed maturities, are limited by the volume of such investments and their distribution across different issues and geographic areas.

The Exchange also has exposure to concentration of credit risk with its ceded reinsurance agreements. Ceded reinsurance is placed with a number of individual companies and also syndicates associated with Lloyd’s of London to minimize the concentration of credit risk. A majority of the Exchange’s reinsurance agreements are with companies that are rated A- or better by A.M. Best. Less than 1% of the recoverables are with reinsurance companies lower rated or not licensed in Texas and as such these reinsurance companies have issued the Exchange letters of credit.

New Accounting Standards

In November 2005, the FASB issued Staff Position No. FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provision for accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for periods beginning after December 15, 2005, with earlier adoption permitted. The Exchange adopted FSP 115-1 and 124-1 during the fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Exchange’s financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We do not expect the adoption of this standard to have a material effect on the Exchange’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective in the first quarter of fiscal 2007. We do not believe that the adoption of FIN No. 48 will have a material effect on the Exchange’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We estimate that the initial application of SFAS No. 157 will not be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. Early adoption is permitted with several constraints. Management is currently evaluating the impact of this Statement.

Statutory Accounting—The Exchange is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare statutory financial statements differ from GAAP. Statutory net income was $15,554,300, $8,704,700 and $4,296,200 for the years ended December 31, 2006, 2005 and 2004, respectively. The Exchange’s surplus on a statutory basis was $45,551,200 and $29,789,100 at December 31, 2006 and 2005, respectively. Additionally under statutory accounting refundable subscriber deposits collected from current and former policyholders are treated as a component of surplus. Under GAAP, these refundable subscriber deposits are treated as liabilities of the Exchange (see Note 8).

3.

INVESTMENTS

The amortized cost and estimated fair values of investments in debt and equity securities at December 31, 2006 and 2005, are as follows (in thousands):

2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities:
U.S. treasury notes	$780	$10	$		$790
U.S. sponsored government agency mortgage-backed bonds	24,451	41		596	23,896
U.S. sponsored government agency collateralized mortgage obligations	43,532	55		1,002	42,585
Collateralized mortgage obligations	47,548	31		1,586	45,993
Corporates	2,226			44	2,182
Government tax-exempt bonds	14,295			212	14,083

Total fixed maturities	132,832	137		3,440	129,529

Equity securities	5,903	967		162	6,708

Total fixed maturities and equity securities	$138,735	$1,104		$3,602	$136,237

2005	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes	$522	$19	$3	$538
U.S. sponsored government agency mortgage-backed bonds	19,515	1	568	18,948
U.S. sponsored government agency collateralized mortgage obligations	44,567		1,163	43,404
Collateralized mortgage obligations	44,322	20	1,114	43,228

Total fixed maturities	108,926	40	2,848	106,118

Equity securities	4,390	814	51	5,153

Total fixed maturities and equity securities	$113,316	$854	$2,899	$111,271

A summary of the amortized cost and fair value of the Exchange’s investments in fixed maturities at December 31, 2006, by contractual maturity, is as follows (in thousands):

	Amortized Cost		Estimated Fair Value
Fixed maturities available for sale:
Due one year or less	$		$
Due after one year though five years		301		302
Due after five years through ten years		12,098		11,932
Due after ten years		4,903		4,822

		17,302		17,056

Mortgage-backed securities		115,530		112,473

Total		$132,832		$129,529

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investments in debt securities in 2006, 2005, and 2004 were $20,397,600, $2,580,800, and $4,533,300, respectively. Gross gains of $0, $22,500, and $32,500 and gross losses of $377,000, $0, and $0 were realized in 2006, 2005, and 2004, respectively.

In accordance with SFAS No. 115, Accounting for Certain Investments In Debt and Equity Securities, the Exchange evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and reduces the cost basis of the security. In subsequent periods, the Exchange measures gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment decline is other than temporary:

•

The extent to which the market value of the security is less than its cost basis,

•

The length of time for which the market value of the security is less than its cost basis,

•

The financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

•

The Exchange’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following two tables reflect securities whose fair values were lower than the related cost basis at December 31, 2006 and 2005, respectively (in thousands). However, these declines in value were not deemed to be other than temporary. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position. During 2006, 2005, and 2004 the Exchange did not record any impairments for other than temporary declines of investments.

	Less Than 12 Months			12 Months or More				Total
2006	Estimated Fair Value	Unrealized Loss		Estimated Fair Value		Unrealized Loss		Estimated Fair Value	Unrealized Loss
U.S. treasury notes	$65	$		$		$		$65	$
U.S. sponsored government agency mortgage-backed bonds	2,250		9		16,356		587	18,606		596
U.S. sponsored government agency collateralized mortgage obligations	8,209		114		25,166		888	33,375		1,002
Collateralized mortgage obligations	7,591		227		33,231		1,359	40,822		1,586
Corporate bonds	2,182		44					2,182		44
Government tax-free bonds	14,083		212					14,083		212
Total Bonds	34,380		606		74,753		2,834	109,133		3,440

Common Stocks	1,267		117		371		45	1,638		162

Total temporarily impaired securities	$35,647		$723		$75,124		$2,879	$110,771		$3,602

	Less Than 12 Months		12 Months or More		Total
2005	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. treasury notes	$281	$3	$-	$-	$281	$3
U.S. sponsored government agency mortgage-backed bonds	4,087	95	14,465	473	18,552	568
U.S. sponsored government agency collateralized mortgage obligations	26,713	597	16,690	566	43,403	1,163
Collateralized mortgage obligations	24,912	753	15,373	361	40,285	1,114
Total Bonds	55,993	1,448	46,528	1,400	102,521	2,848

Common Stocks	1,144	41	202	10	1,346	51

Total temporarily impaired securities	$57,137	$1,489	$46,730	$1,410	$103,867	$2,899

The majority of the unrealized losses on the bonds were caused by increases in market interest rates and not due to changes in the creditworthiness of the issuer.  All bonds with an unrealized loss over 12 months or more are investment grade securities. The majority of the unrealized losses related to stocks are due to market fluctuations resulting from cyclical and other economic pressures. As of December 31, 2006, management believes that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the Exchange’s cost basis.  In addition, at year end, the Exchange had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities.

At December 31, 2006, the carrying value of the fixed maturities was $129,529,000, representing 92.8% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $3,303,000 in unrealized losses consisting of 0.6% U.S. treasury notes, 18.4% U.S. government agency mortgage-back bonds, 32.9% U.S. government agency mortgage-back CMOs, 35.5% non-government backed CMOs, 1.7% corporates, and 10.9% government tax-exempt bonds. Gross unrealized losses in any single issuer were less than 0.2% of the carrying value of the total fixed maturity portfolio. There were 128 single issuers in the fixed maturity portfolio and 17 issuers in the equity portfolio in an unrealized loss position as of December 31, 2006.

The following tables summarize fixed maturity and equity securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (in thousands).

	2006		2005
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Fixed maturity securities:
0–6 months	$28,443	$522	$46,777	$1,057
7–12 months	5,937	84	22,490	642
13–24 months	38,154	1,464	15,482	524
Greater than 24 months	36,599	1,370	17,772	625

Total fixed maturity securities	109,133	3,440	102,521	2,848

Equity securities:
0–6 months	741	60	677	29
7–12 months	526	57	664	21
13–24 months	348	44	5	1
Greater than 24 months	23	1

Total equity securities	1,638	162	1,346	51

Total fixed maturity and equity securities	$110,771	$3,602	$103,867	$2,899

Gross realized gains and losses on fixed maturity and equity securities were as follows (in thousands):

	2006	2005	2004
Realized gains (losses):
Fixed maturities:
Gross realized gains	$10	$27	$32
Gross realized losses	(377)	-	-

Net realized gains (losses)	(367)	27	32

Equities:
Gross realized gains	433	586	585
Gross realized losses	(60)	(61)	(9)

Net realized gains (losses)	373	525	576

Total net realized gains	$6	$552	$608

The major categories of the Exchange’s net investment income are summarized at December 31, 2006, 2005 and 2004, as follows (in thousands):

	2006	2005	2004
Investment income:
Fixed maturities	$6,129	$4,785	$3,495
Equity securities	90	44	47
Short-term investments and other	236	143	96
Finance charges on premiums receivable	283	589	668
Structured annuity	90	90	84

Total investment income	6,828	5,651	4,390

Investment expense	(362)	(520)	(301)

Net investment income	$6,466	$5,131	$4,089

At December 31, 2006 and 2005, investments with a fair market value of $1,037,200 and $1,048,700, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

4.

OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) shown in the statement of members’ equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) at December 31, 2006, 2005 and 2004, (in thousands) are as follows:

	2006	2005	2004
Unrealized holdings gains (losses) before taxes	$(438)	$(2,117)	$684
Tax (expense) benefit	174	719	(232)

Net gain (loss) after tax	(264)	(1,398)	452

Less reclassification adjustments for gains included in net income	16	442	409
Tax expense	(5)	(151)	(139)

Other comprehensive income (loss)—net of tax	$(275)	$(1,689)	$182

5.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

The reserve for unpaid losses and loss adjustment expenses represent the estimated liability for unpaid claims reported to the Exchange, plus claims incurred but not reported (“IBNR”) and the related estimated loss adjustment expenses. The reserve for losses and loss adjustment expenses is determined based on the Exchange’s actual experience and available industry data.

The Exchange writes medical malpractice policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject the Exchange’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings, and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, the increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses to the Exchange. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from the Exchange’s carried net reserve amounts. Settlement of the Exchange’s claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements. The Exchange’s management estimated the reserve for losses and loss adjustment expenses with the assistance of its independent actuaries. Management believes the reserve for losses and loss adjustment expenses are reasonably stated for all obligations of the Exchange as of December 31, 2006 and 2005.

Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 2006, 2005 and 2004, are summarized as follows (in thousands):

	2006	2005	2004
Reserve for loss and loss adjustment expenses—January 1	$95,372	$69,445	$63,713
Less reinsurance recoverable on paid losses and unpaid losses	27,850	11,203	14,980

Net balance—January 1	67,522	58,242	48,733

Incurred—net of reinsurance—related to:
Current years	43,431	28,261	29,305
Prior years	(4,461)	15,715	19,350

Net incurred	38,970	43,976	48,655

Paid—net of reinsurance—related to:
Current years	4,820	4,062	4,181
Prior years	20,074	30,634	34,965

Net paid	24,894	34,696	39,146

Net balance—December 31	81,598	67,522	58,242

Plus reinsurance recoverable on paid losses and unpaid losses	28,491	27,850	11,203

Reserve for loss and loss adjustment expenses—December 31	$110,089	$95,372	$69,445

The estimates used in establishing these reserves are continually reviewed and updated and any resulting adjustments are reflected in current operations. Due to the nature of insurance risks written, including the impact of changes in claims severity, frequency, and other factors, the reserves established for losses and loss adjustment expenses may be more or less than the amount ultimately paid upon settlement of the claims.

Incurred—net of reinsurance for the current years depicts loss and loss adjustment expense incurred during that year and related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years. As noted in the table above, we decreased our incurred loss and loss adjustment expense for prior year development by $4,461,000 for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, we increased our incurred loss and loss adjustment expense for prior year development by $15,715,000 and $19,350,000, respectively.

During 2006, APIE’s current accident year loss and loss adjustment expenses increased as a result of the increase in the number of claims filed in 2006 and the growth in the number of policyholders as compared to prior year’s levels. The favorable development of prior-year claims during 2006 was the result of the Exchange reevaluating all its open claims and trend assumptions. During 2003, tort reform was passed in Texas effecting medical liability insurance, which caused a significant increase in claims filed. The full impact of those claims was not fully known at that time. The favorable development of prior-year claims of $4,461,000 was primarily the result of 2004 and 2005 report year loss severity falling below expectations. Additionally, the total number of claims closed with indemnity for the 2004 and 2005 report years were less than prior estimates.

During 2005, the Exchange continued to review the impact of tort reform and while current accident year reported claims were substantially lower, loss costs and legal expenses on prior-year claims continued to trend significantly higher. The Exchange determined that the effect of tort reform not only increased the number of claims reported in 2003, but also increased the cost of litigating remaining open cases for other open prior accident years as well. As a result, during 2005, the Exchange continued to increase incurred loss and loss adjustment expense reserves related to prior accident years by $15,715,000. The net incurred increase in claim estimates related to prior years did not result in any direct accrual of additional premiums nor did it result in any additional ceded premiums during 2005 and 2004.

During 2004, after careful evaluation of open claims and trend assumptions, the Exchange determined that the length of time needed to litigate 2003 pre-tort reform claims would continue to increase due to the potential financial impact of these claims in relation to post-tort reform claims. As a result, the Exchange increased the estimate for ultimate losses and loss adjustment expenses for claims incurred in 2003 and prior years by $19,350,000.

6.

DEFERRED POLICY ACQUISITION COSTS

Underwriting and insurance costs directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned.

A summary of deferred acquisition costs deferred and amortized for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	2006	2005	2004
Balance—beginning of year	$2,506	$2,410	$1,729
Costs deferred	5,509	5,362	5,447
Costs amortized	(5,470)	(5,266)	(4,766)

Balance—end of year	$2,545	$2,506	$2,410

7.

REINSURANCE AGREEMENTS

Reinsurance Ceded—Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements provide the Exchange with increased capacity to write additional risk and the ability to write specific risk within its capital resources and underwriting guidelines. The Exchange enters into reinsurance contracts, which provide coverage for losses in excess of the Exchange’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with APIE retaining an additional 10% of the risk above the aforementioned retention levels The reinsurance contracts for 2002 through 2006 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under the retrospective treaties. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income in the period the need for an adjustment is determined. For the year ended December 31, 2006, the Exchange recorded favorable net development reducing ceded premiums by $7,743,000.  Estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis, give rise to an asset or liability on the balance sheet. As of December 31, 2006, the Exchange had an asset of $8,725,500 and a liability of $4,003,200. As of December 31, 2005, the Exchange had an asset of $6,802,300 and a liability of $1,521,200

The Exchange has also entered into reinsurance agreements relating to its non-standard policies, legal defense endorsements, and certain dental policies. Reinsurance premiums ceded under these reinsurance agreements are $664,600, $1,144,200 and $798,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Losses incurred were $502,600, $445,909 and $253,093 for 2006, 2005 and 2004, respectively.

Unsecured reinsurance recoverables at December 31, 2006, that exceeded 10% of total reinsurance on paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Transatlantic Reinsurance	$4,550
Swiss Reinsurance	16,897

The Exchange requires letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of December 31, 2006, all of the Exchange’s reinsurance contracts were with companies in strong financial condition, and Management felt there was not any need to establish an allowance for doubtful reinsurance recoverable.

Total losses and loss adjustment expenses incurred by the Exchange under reinsurance agreements was $1,576,000, $20,723,000, and $(1,669,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct premium and maintenance fees including converted surplus deposits	$74,833	$75,746	$79,301	$76,948	$84,571	$77,027

Ceded	(4,709)	(4,887)	(12,885)	(12,765)	(12,878)	(12,411)

Net premiums	$70,124	$70,859	$66,416	$64,183	$71,693	$64,616

Reinsurance Assumed—The Exchange had assumed reinsurance liabilities on medical professional liability policies written by other insurance companies in the state of Texas. In the course of assuming this business, the Exchange has established letters of credit for the benefit of those ceding companies in the amount of $3.0 million and pledged assets in the amount of $3.2 million to secure those letters of credit as of December 31, 2006. Losses and loss adjustment expenses assumed were $1,011,900, $1,262,700 and $6,259,900 for 2006, 2005 and 2004, respectively. Reserves for losses and loss adjustment expenses assumed were $926,100 and $2,228,900 at December 31, 2006 and 2005, respectively.

8.

REFUNDABLE SUBSCRIBER DEPOSITS

From inception of the Exchange through March 1992, as periodically determined and approved by the Exchange’s Board of Directors, eligible physicians desiring to purchase insurance through the Exchange were required to make a refundable subscriber deposit. For refundable deposits made to the Exchange prior to January 1, 1987, interest was accrued on the outstanding balance. Effective January 1, 1989, accrual of interest on refundable deposits was suspended by the Exchange’s Board of Directors. Refundable deposits made subsequent to January 1, 1987, were non-interest bearing. As of December 31, 2006 and 2005, the Exchange had surplus deposits of $10,226,800 and $10,567,500, respectively, which included accrued interest of $38,000 and $45,600, respectively. These deposits, are included in the accompanying financial statements as a liability in accordance with SFAS No. 150.

The Exchange requested authorization from the TDI to refund Subscriber Deposits for individuals who are no longer active policyholders. The TDI has authorized partial prorata distributions to former subscribers. The Exchange’s Board of Directors elected not to authorize distributions in 2006. The Exchange’s Board of Directors elected to authorize maximum distributions of $200,000 for 2005. The Board of Directors may elect to continue to refund up to $200,000 per year in the future contingent on specific TDI requirements. The TDI has authorized the Exchange to return full subscriber deposits to active policyholders upon death, disability, or retirement. Total refunds made in 2006, 2005, and 2004 were $73,700, $324,900, and $245,100, respectively.

Beginning in 1991, physicians who were previously members of the Exchange and subsequently return are allowed to apply their current refundable deposits against current premiums and to satisfy any current and future subscriber deposit requirements. The Exchange continues to allow existing subscribers to convert their refundable deposits in this manner. The amounts of such conversions were $267,100, $108,800 and $215,100 during 2006, 2005 and 2004, respectively, and are included in gross premiums and maintenance fees written.

9.

MANAGEMENT AGREEMENTS

FMI serves as the attorney-in-fact for the Exchange. In accordance with the terms of a management agreement, FMI performs the administrative functions related to the operations of the Exchange. FMI receives a management fee from the Exchange for providing these services. The management fee, which is calculated as a percentage of the direct gross earned premiums and statutory net income including contingent management fees of the Exchange, were $10,965,100, $11,038,400 and $10,608,800, in 2006, 2005 and 2004, respectively. Contingent management fees are based upon the financial performance of the Exchange. The Exchange recorded amounts payable to affiliates of $2,672,900 and $2,723,200 as of December 31, 2006 and 2005, respectively, and are included in other liabilities in the balance sheets. Management fees were allocated as follows in the accompanying statements of operations (in thousands):

Allocation of Management Fees	2006	2005	2004
Loss and loss adjustment expense	$4,278	$4,592	$5,029
Other underwriting expenses	6,451	6,041	5,415
Investment expenses	236	405	165

Total management fees	$10,965	$11,038	$10,609

10.

TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Exchange’s management contract with its attorney-in-fact, FMI, is treated as an affiliated transaction. However, there is no ownership between the two entities. They have separate boards of directors and their duties to each other are based on the management contract. Transactions with parties related to FMI are also treated as affiliated transactions. American Physicians Insurance Agency, Inc. (“APIA”), and APS Financial Corporation (“APS”) are considered affiliates of FMI through common ownership.

In addition to the management fees paid to FMI described in Note 9, the Exchange received reimbursement of commission expenses from FMI in the amount of $375,000 each year in 2006, 2005, and 2004, respectively.

APS manages the bond portfolio within the investment guidelines established by the Exchange’s Board of Directors, provides advisory services on key investment decisions and manages investment accounting services for the Exchange. The Exchange pays APS standard markup fees on trades of bonds. Fees paid to APS for services were $755,400, $654,900 and $656,500 for 2006, 2005, and 2004, respectively.

11.

INCOME TAXES

The components of the income tax expense (benefit) reported in the statements of operations at December 31, 2006, 2005, and 2004, are summarized as follows (in thousands):

	2006	2005	2004
Current	$8,828	$4,309	$3,624
Deferred	(431)	(121)	(203)

Total taxes incurred	$8,397	$4,188	$3,421

The income tax benefit incurred and change in deferred income tax for the year ended December 31, 2006, 2005 and 2004 differs from the amount computed by applying the federal statutory rate of 35% for 2006 and 34% for 2005 and 2004 to income before income tax as follows (in thousands):

	2006	2005	2004
Computed expected expense	$8,452	$4,495	$3,141
Dividends received deduction	(19)	(13)	(14)
Adjustments to prior years’ taxes	(9)	(55)
Section 835 election expense (recovery)		(248)	248
Change in effective tax rate	(74)
Other income tax adjustments	(29)	9	46

Total income tax expense	$8,397	$4,188	$3,421

The Exchange filed its 2004 tax return with an 835 election which allowed it to consolidate its tax return with its attorney-in fact management company (“FMI”). This election had an unfavorable impact in 2004 on the Exchange’s income. The Exchange petitioned the Internal Revenue Service to discontinue the 835 election and was granted permission to do so in 2005 effective for the 2004 and future tax years.

The main components of deferred tax assets and deferred tax liabilities at December 31, 2006, 2005, are as follows (in thousands):

	2006	2005
Deferred tax assets:
Reserve for losses and loss adjustment expenses	$1,793	$1,486
Unearned premiums and maintenance fees	2,431	2,337
Guarantee fund assessment	95
Net unrealized losses on investments	874	695

Total deferred tax assets	5,193	4,518

Deferred tax liabilities:
Bond discount accumulated	71	50
Structured annuity contract	400	395
Deferred acquisition costs	891	852

Total deferred tax liabilities	1,362	1,297

Net deferred tax asset	$3,831	$3,221

At December 31, 2006, the Exchange did not have any unused net operating loss carryforward to offset future taxable income. The Exchange has recorded income tax expense that will be available for recovery in the event of future net losses. The amount of federal income taxes incurred in the current and prior years that will be available for recovery in the event of future net losses is $8,922,000, $4,551,100, and $3,327,800 for 2006, 2005 and 2004, respectively.

The Exchange is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Exchange will have sufficient taxable income or carry-back potential plus feasible tax strategies to realize the net deferred tax asset and, therefore, no such valuation allowance has been established.

12.

CONTINGENCIES

Various lawsuits against the Exchange have arisen in the normal course of the Exchange’s business. It is management’s opinion that liabilities, if any, arising from these claims will not have a significant adverse effect on the financial position, results of operations or cash flows of the Exchange.

13.

FAIR VALUE DISCLOSURES

The Exchange’s financial instruments consist of cash, short-term investments, fixed maturities, equity securities, a structured annuity and refundable subscriber deposits. The carrying amount for cash and short-term investments approximate their fair value. The fair value of investments in fixed maturities and equity investments are estimated based on bid prices published in financial newspapers or bid quotations received from security dealers. The fair value of the structured annuity is based upon the present value of the future payments discounted at current market rates for annuities. The fair value for refundable subscriber deposits approximates carrying value.

	2006		2005
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities securities	$129,529	$129,529	$106,118	$106,118
Equity securities	6,708	6,708	5,153	5,153
Structured annuity (other invested assets)	1,143	1,651	1,163	1,694
Refundable subscriber deposits	10,227	10,227	10,568	10,568

14.

SUBSEQUENT EVENTS

American Physicians Service Group, Inc. (“APSG”) (NASDAQ: AMPH) is the parent company for the wholly-owned APS Facilities Management, Inc. (“FMI”) which manages the Exchange under an attorney-in-fact contractual arrangement. The Exchange’s Board of Directors on June 1, 2006 adopted and approved a plan of conversion and merger agreement with APSG and authorized the execution of these documents. The APIE board of directors has agreed on a merger transaction in which, immediately after APIE converts from a Texas reciprocal insurance exchange to a Texas stock insurance company and changes its name to American Physicians Insurance Company (“APIC”), a newly formed, wholly owned subsidiary of APSG will merge into APIC, with APIC becoming a wholly owned subsidiary of APSG.

The TDI issued a consent order dated January 26, 2007, which placed some conditions for the conversion and merger to occur.  All required conditions have been met.  The Securities and Exchange Commission declared the Company’s joint registration and proxy statement effective on February 1, 2007. On March 22, 2007, a special meeting of APIE subscribers was held approving this transaction and APSG shareholders also approved the merger on the same day. This transaction closed effective April 1, 2007.

2.

Financial Statement Schedules

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

American Physicians Insurance Exchange
Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2006

Type of Investment	Cost or Amortized Cost	Fair Value	Amount Which is Presented in the Balance Sheet
		In thousands
Fixed Maturities:
U.S. Treasury notes	$780	$790	$790
U.S. sponsored government agency mortgage-backed bonds	24,451	23,896	23,896
U.S. sponsored government agency collateralized mortgage obligations	43,532	42,585	42,585
Collateralized mortgage obligations	47,548	45,993	45,993
Corporate	2,226	2,182	2,182
Government tax-exempt bonds	14,295	14,083	14,083

Total fixed maturities	$132,832	$129,529	$129,529

Equity securities:
Available for sale	5,903	6,708	6,708
Short-term investments	2,422	2,422	2,422
Other invested assets	1,143	1,651	1,143

Total investments	$142,300	$140,310	$139,802

American Physicians Insurance Exchange

Schedule III — Supplementary Insurance Information
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
		In thousands
Deferred policy acquisition costs	$2,545	$2,506	$2,410
Reserve for losses and loss adjustment expenses	110,089	95,372	69,445
Unearned premiums and maintenance fees	39,786	40,699	38,346
Net premiums and maintenance fees earned	70,859	64,183	64,616
Net investment income and net realized capital gains	6,472	5,683	4,697
Net losses and loss adjustment expenses – current year	43,431	28,261	29,305
Net losses and loss adjustment expenses – prior years	(4,461)	15,715	19,350
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	5,470	5,266	4,766
Other underwriting, acquisition and insurance expenses	14,253	12,768	12,103
Net premiums and maintenance fees written	74,833	79,301	84,571

American Physicians Insurance Exchange

Schedule IV — Reinsurance
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
		In thousands
Property and Casualty
Premiums earned	$75,568	$77,067	$77,494
Premiums ceded	(4,709)	(12,884)	(12,878)
Premiums assumed
Total net premiums earned	$70,859	$64,183	$64,616
Percentage of amount assumed to net	0.00%	0.00%	0.00%

EXHIBIT INDEX

Exhibit

Number

Description

2.1

Merger Agreement and Plan of Merger, dated June 5, 2006, among American Physicians Service Group, Inc., APSG ACQCO, Inc., and American Physicians Insurance Exchange, as amended

2.2

Plan of Conversion of American Physicians Insurance Exchange, dated June 1, 2006, as amended (included as Annex B to the joint proxy statement/prospectus contained in the Registration Statement).

3.1

Articles of Incorporation of American Physicians Insurance Company, effective April 1, 2007

3.2

Amended and Restated By-Laws of American Physicians Insurance Company, effective April 1, 2007

3.3

By-Laws of American Physicians Insurance Exchange, As Amended

10.1

Managing General Agency Agreement between American Physicians Insurance Agency, Inc. and American Physicians Insurance Company, effective as of April 1, 2007

10.2

Advisory Services Agreement between API Advisory LLC, Inc. and American Physicians Insurance Company, effective as of April 1, 2007

10.3

Revocation of Authority of Attorney-in-fact between American Physicians Insurance Exchange and APS Facilities Management, Inc. (FMI)  and American Physicians Service Group

10.4

Official Order TDI No. 14-04158 of the Commissioner of Insurance of the State of Texas dated January 26, 2007 adopting the Plan of Conversion and Merger

10.5

Official Order TDI No. 14-04518 of the Commissioner of Insurance dated April 2, 2007, effective April 1, 2007 adopting the American Physicians Insurance Company Articles of Incorporation

10.6

Management Agreement of Attorney-in-Fact, dated August 13, 1975, between FMI and American Physicians Insurance Exchange, as amended.

10.7

Managing General Agency Agreement between American Physicians Insurance Agency, Inc. and American Physicians Insurance Exchange, effective as of May 29, 1996.

10.8

Official Order No. 05-0874 of the Commissioner of Insurance of the State of Texas (amended order approving the plan to distribute subscriber deposits)

10.9

Official Order No. 04-0856 of the Commissioner of Insurance of the State of Texas (order approving the plan to distribute subscriber deposits)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Act, APIC has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, Texas, on this 30th day of April, 2007.

AMERICAN PHYSICIANS INSURANCE COMPANY

By:	/S/ NORRIS C. KNIGHT, JR. M.D.
Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement and Power of Attorney have been signed by the following persons in the capacity and on the dates indicated.

Signature	Title(s)	Date

/s/ Samuel R. Granett	Director, APIC	April 30, 2007
Samuel R. Granett

/s/ Norris C. Knight, Jr., M.D.	Director, APIC	April 30, 2007
Norris C. Knight, Jr., M.D.

/s/ Maury L. Magids	Director, President and Chief Operating Officer, APIC	April 30, 2007
Maury L. Magids

/s/ William J. Peche, M.D.	Director, APIC	April 30, 2007
William J. Peche, M.D.

/s/ Lawrence S. Pierce, M.D.	Director, APIC	April 30, 2007
Lawrence S. Pierce, M.D.

/s/ Kenneth S. Shifrin	Director, APIC	April 30, 2007
Kenneth S. Shifrin

/s/ Richard S. Shoberg, Jr., M.D.	Director, APIC	April 30, 2007
Richard S. Shoberg, Jr., M.D

/s/ Marc J. Zimmermann	Director, Senior Vice President, Secretary of the Board	April 30, 2007
Marc J. Zimmermann	and Chief Financial Officer (Principal Financial
Officer), APIC